Form 10-Q
period 2015-06-30
Caesars Growth Properties Holdings, LLC
filed 2015-08-06
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File No. 333-203106
 _________________________
CAESARS GROWTH PROPERTIES HOLDINGS, LLC
(Exact name of registrant as specified in its charter)
 _________________________

Delaware	37-1751234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Caesars Palace Drive, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)
(702) 407-6000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

Caesars Growth Properties Holdings, LLC and its subsidiaries have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to its business. In addition, Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., and their subsidiaries have proprietary rights to, among others, Caesars, Caesars Entertainment, Harrah’s, Total Rewards, Horseshoe and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$109.9	$103.1
Receivables, net of allowance for doubtful accounts of $9.3 and $8.3, respectively	34.7	40.4
Restricted cash	2.6	2.6
Prepayments and other current assets	22.1	20.7
Total current assets	169.3	166.8
Land, property and equipment, net	2,279.9	2,220.3
Investment in Caesars Enterprise Services, LLC	23.5	22.6
Goodwill	214.1	214.1
Intangible assets other than goodwill, net	101.8	109.3
Restricted cash	3.8	5.1
Prepaid management fees to related party	193.9	199.5
Deferred charges and other	40.1	40.9
Total assets	$3,026.4	$2,978.6

Liabilities and Equity
Current liabilities
Accounts payable	$37.9	$34.5
Payables to related party	14.5	43.4
Accrued expenses	94.8	96.9
Accrued interest payable	30.9	31.0
Current portion of long-term debt	78.1	19.0
Total current liabilities	256.2	224.8
Long-term debt	1,967.7	1,973.1
Deferred credits and other	5.7	10.7
Total liabilities	2,229.6	2,208.6

Commitments and contingencies (Note 12)
Equity
Additional paid-in capital	1,337.2	1,335.4
Accumulated deficit	(540.4)	(565.4)
Total equity	796.8	770.0

Total liabilities and equity	$3,026.4	$2,978.6

See accompanying Notes to Combined and Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Casino	$177.3	$175.7	$365.9	$353.9
Food and beverage	60.3	57.1	121.9	114.0
Rooms	82.5	64.9	156.8	134.6
Other	40.9	38.6	75.3	68.9
Less: casino promotional allowances	(43.6)	(42.2)	(89.2)	(85.3)
Net revenues	317.4	294.1	630.7	586.1

Operating expenses
Direct
Casino	83.6	91.6	175.8	183.1
Food and beverage	28.8	27.6	56.6	52.1
Rooms	21.5	17.6	40.2	36.4
Property, general, administrative and other	86.6	86.1	173.8	165.6
Management fees to related parties	8.5	6.0	18.0	8.9
Write-downs, reserves and project opening costs, net of recoveries	2.4	7.5	4.7	13.4
Depreciation and amortization	31.6	25.2	57.4	47.3
Total operating expenses	263.0	261.6	526.5	506.8
Income from operations	54.4	32.5	104.2	79.3
Interest expense, net of interest capitalized	(39.6)	(61.4)	(79.2)	(76.3)
Loss on extinguishment of debt	—	(23.2)	—	(23.8)
Income/(loss) before provision for income taxes	14.8	(52.1)	25.0	(20.8)
Provision for income taxes	—	(4.1)	—	(11.6)
Net income/(loss)	14.8	(56.2)	25.0	(32.4)
Other comprehensive income, net of income taxes	—	—	—	—
Total comprehensive income/(loss)	$14.8	$(56.2)	$25.0	$(32.4)

See accompanying Notes to Combined and Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance at January 1, 2014	$2,186.9	$(344.0)	$1,842.9
Net loss	—	(32.4)	(32.4)
Impact of acquisitions	(1,500.0)	—	(1,500.0)
Transactions with parent and affiliates, net	452.9	—	452.9
Conversion of affiliate debt to equity	139.9	—	139.9
Balance at June 30, 2014	$1,279.7	$(376.4)	$903.3

Balance at January 1, 2015	$1,335.4	$(565.4)	$770.0
Net income	—	25.0	25.0
Stock-based compensation expense	1.9	—	1.9
Transactions with parent and affiliates, net	(0.1)	—	(0.1)
Balance at June 30, 2015	$1,337.2	$(540.4)	$796.8

See accompanying Notes to Combined and Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income/(loss)	$25.0	$(32.4)
Adjustments to reconcile net income/(loss) to cash flows provided by operating activities
Depreciation and amortization	57.4	47.3
Amortization of debt discount and deferred finance charges	4.2	10.4
Loss on extinguishments of debt	—	23.8
Stock-based compensation expense	1.9	—
Net change in deferred income taxes	—	11.6
Net change in long-term accounts	(0.1)	(0.2)
Debt issuance costs and fees write-off	—	26.1
Net transfers to parent and affiliates	—	(13.2)
Net change in working capital accounts	(23.0)	18.4
Cash flows provided by operating activities	65.4	91.8
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(109.1)	(153.0)
Payments to acquire businesses related to the Acquired Properties Transaction and Harrah's Transaction	—	(1,808.2)
Increase in restricted cash	(1.7)	(1,916.7)
Decrease in restricted cash	3.0	2,046.0
Purchase of additional investment in Caesars Enterprise Services, LLC	(0.9)	—
Cash flows used in investing activities	(108.7)	(1,831.9)
Cash flows from financing activities
Proceeds from issuance of long-term debt	80.0	2,494.1
Debt issuance costs and fees	—	(30.6)
Repayments under lending agreements	(29.8)	(1,196.9)
Contribution from parent	(0.1)	465.9
Cash flows provided by financing activities	50.1	1,732.5
Net increase/(decrease) in cash and cash equivalents	6.8	(7.6)
Cash and cash equivalents, beginning of period	103.1	168.1
Cash and cash equivalents, end of period	$109.9	$160.5

See accompanying Notes to Combined and Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
NOTES TO COMBINED AND CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Business and Basis of Presentation
Organization and Description of Business
Caesars Growth Properties Holdings, LLC ("CGPH," the "Borrower," the "Company," "we," "us" and "our") is an indirect, wholly-owned subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), which is a joint venture between Caesars Acquisition Company ("CAC"), a Delaware corporation, and Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment").
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC ("PHWLV"), which holds Planet Hollywood Resort and Casino ("Planet Hollywood") and the 50% interest in the management fee revenues of PHW Manager, LLC ("PHW Manager") to CGPH. In addition, CGPH acquired through one or more subsidiaries (i) Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell"), 3535 LV Corporation (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), and indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 14 — Related Party Transactions) and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction").
On May 20, 2014, CGPH acquired through one or more subsidiaries (i) JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 14 — Related Party Transactions) and the owner of this property, and (iii) certain intellectual property that is specific to each of these properties (the "Second Closing" or "Harrah's Transaction").
The acquisitions of The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans, and the contribution of Planet Hollywood to subsidiaries of CGPH are herein referred to as the "Acquired Properties."
We view each casino property as an operating segment and aggregate such casino properties into one reportable segment.
Basis of Presentation
The accompanying unaudited Combined and Consolidated Condensed Financial Statements have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment as they relate to The Cromwell, The LINQ Hotel & Casino, and Bally's Las Vegas through May 4, 2014, and Harrah's New Orleans through May 19, 2014, and from the historical accounting records and consolidated financial statements of CGP LLC as they relate to Planet Hollywood through May 4, 2014. These acquisitions for the transactions described above were accounted for as transactions among entities under common control. The historical financial statements consist of the financial positions, results of operations and comprehensive income/(loss) and cash flows of the properties acquired through one or more subsidiaries by CGPH in the transactions described above as if those businesses were combined into one reporting entity for all periods presented through the acquisition dates and consolidated thereafter.
Subsequent to the issuance of CGPH's financial statements within Exhibit 99.1 of the CAC Form 8-K filed on August 14, 2014, we determined that cash received and repaid during the three months ended June 30, 2014 related to debt incurred for CGPH's May 2014 acquisitions in the amount of $700.0 million was erroneously reflected net instead of increasing Proceeds from issuance of long-term debt by $693.0 million, increasing Repayments under lending agreements by $700.0 million and decreasing Debt issuance costs and fees by $7.0 million in our Combined and Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014. As a result, Proceeds from issuance of long-term debt, Repayments under lending agreements and Debt issuance costs and fees on CGPH's Combined and Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014 have been restated from the amounts previously reported. This correction only impacts the presentation of Proceeds from issuance of long-term debt, Repayments under lending agreements and Debt issuance costs and fees in Cash flows from financing activities and has no impact on CGPH’s Cash flows from operating activities, Cash flows from investing activities, Consolidated Condensed Balance Sheets, Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) or Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA") for any period presented.
The Combined and Consolidated Condensed Financial Statements include all revenues, costs, assets and liabilities directly attributable to us. The accompanying unaudited Combined and Consolidated Condensed Financial Statements also include allocations of certain general corporate expenses of Caesars Entertainment and certain wholly-owned subsidiaries. These allocations of general corporate expenses may not reflect the expense we would have incurred if we were a stand-alone company nor are they necessarily indicative of our future costs. Management believes the assumptions and methodologies used in the allocation of general corporate expenses from Caesars Entertainment and CGP LLC are reasonable. Given the nature of these costs, it is not practicable for us to estimate what these costs would have been on a stand-alone basis.
Transactions between Caesars Entertainment and the Company have been identified in the financial statements and related footnotes as transactions between related parties (see Note 14 — Related Party Transactions).
The preparation of financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Management believes the accounting estimates are appropriate and reasonably determined. However, due to the inherent uncertainties in making these estimates, actual amounts could differ.
The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the 2015 fiscal year. The accompanying unaudited Combined and Consolidated Condensed Financial Statements are prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with GAAP.
Note 2 — Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance amending the FASB Accounting Standards Codification ("ASC") and creating a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB voted to approve a one-year deferral of the amendments in this guidance. Reporting entities may choose to adopt this standard as of the original effective date. Early adoption by public entities is not permitted. The FASB expects to issue a formal Accounting Standards Update (“ASU”) by the end of the third quarter of 2015. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
In August 2014, the FASB issued authoritative guidance amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures.
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, as part of its initiative to reduce complexity in accounting standards. This ASU eliminates from U.S. GAAP the concept of extraordinary items as described in Subtopic 225-20, Income Statement - Extraordinary and Unusual Items. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. The amendments may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently assessing the impact the adoption of this standard will have on our disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the accounting standard by placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met. Further, the ASU reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE") and changes consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We have early adopted ASU No. 2015-03 during the quarter ended June 30, 2015 and have retrospectively applied the amendments. We reclassified $9.3 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in our Consolidated Condensed Balance Sheets as of December 31, 2014. See Note 6 — Debt.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The ASU also eliminates the requirement for entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. The ASU requires prospective adoption, and early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
Note 3 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

(In millions)	June 30, 2015	December 31, 2014
Land and land improvements	$1,071.9	$1,070.3
Building and improvements	1,162.4	1,050.7
Furniture, fixtures and equipment	458.0	342.8
Construction in progress	4.3	129.1
	2,696.6	2,592.9
Less: accumulated depreciation	(416.7)	(372.6)
Land, property and equipment, net	$2,279.9	$2,220.3
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). For the three months ended June 30, 2015 and 2014, the aggregate depreciation expense was $27.3 million and $20.8 million, respectively. For the six months ended June 30, 2015 and 2014, the aggregate depreciation expense was $48.8 million and $38.6 million, respectively.
Amortization expense related to other items included within Depreciation and amortization in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) totaled $0.5 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, amortization expense was $1.1 million and $1.2 million, respectively.
The Company capitalized interest of $3.5 million and $2.8 million during the three months ended June 30, 2015 and 2014, respectively, and $5.8 million and $6.3 million during the six months ended June 30, 2015 and 2014, respectively, primarily associated with The LINQ Hotel & Casino in 2015 and The Cromwell in 2014.
During the three months ended June 30, 2015 and 2014, capital expenditures net of related payables were $69.1 million and $86.3 million, respectively, primarily related to construction at The LINQ Hotel & Casino and The Cromwell. Capital expenditures net of related payables for The LINQ Hotel & Casino were $55.8 million and $16.1 million for the three months ended June 30, 2015 and 2014, respectively. Capital expenditures net of related payables for The Cromwell were $51.1 million for the three months ended June 30, 2014.
During the six months ended June 30, 2015 and 2014, capital expenditures net of related payables were $109.1 million and $153.0 million, respectively, primarily related to construction at The LINQ Hotel & Casino and The Cromwell. Capital expenditures net of related payables for The LINQ Hotel & Casino were $85.7 million and $23.0 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures net of related payables for The Cromwell were $94.8 million for the six months ended June 30, 2014.
The Cromwell's gaming floor opened in April 2014 and its 188 hotel rooms became available to guests starting in May 2014. The renovation of The LINQ Hotel & Casino was fully completed and available to guests in early May 2015.
No impairment of property and equipment was recognized by the Company for the periods presented in the accompanying Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss).
Note 4 — Goodwill and Other Intangible Assets
Goodwill was as follows as of June 30, 2015 and December 31, 2014:

(In millions)
Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at December 31, 2014	$214.1

Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at June 30, 2015	$214.1
There were no additions or impairment charges to goodwill during the three and six months ended June 30, 2015 and 2014.
Changes in Carrying Value of Intangible Assets Other Than Goodwill

(In millions)
Balance at January 1, 2014	$124.3
Amortization expense	(7.5)
Balance at June 30, 2014	$116.8

Balance at January 1, 2015	$109.3
Amortization expense	(7.5)
Balance at June 30, 2015	$101.8
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset other than goodwill:

	June 30, 2015				December 31, 2014
(In millions)	Weighted Average Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	6.3	$211.6	$(135.2)	$76.4	$211.6	$(129.1)	$82.5
Gaming rights	9.0	45.8	(20.4)	25.4	45.8	(19.0)	26.8
		$257.4	$(155.6)	$101.8	$257.4	$(148.1)	$109.3
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). For the three months ended June 30, 2015 and 2014, there was $3.8 million and $3.7 million, respectively, of amortization expense. For the six months ended June 30, 2015 and 2014, there was $7.5 million of amortization expense in both periods. Estimated amortization expense is $7.5 million for the remaining six months ending December 31, 2015 and $15.0 million for each of the five years from 2016 through 2020. Total estimated amortization expense for 2021 and thereafter is $19.3 million.
No impairment charges for intangible assets were recorded for both the three and six months ended June 30, 2015 and 2014.

Note 5 — Accrued Expenses
Accrued expenses consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
Deposits and customer funds liability, including advance hotel deposits	$26.2	$20.6
Payroll and other compensation	24.4	24.5
Accrued non-income taxes	8.6	16.6
Chip and token liability	5.4	8.1
Insurance claims and reserves	3.8	3.9
Progressive liability	2.4	2.7
Other accruals	24.0	20.5
	$94.8	$96.9
Note 6 — Debt
The following table presents CGPH outstanding third-party debt as of June 30, 2015 and December 31, 2014.

	Final	Interest Rates at June 30,	Face Value at June 30,	Book Value at
(In millions)	Maturity	2015	2015	June 30, 2015	December 31, 2014
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility	2019	5.44%	$60.0	$60.0	$—
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,163.2	1,129.0	1,132.5
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	659.5	658.7
Cromwell Credit Facility	2019	11.00%	183.3	177.4	178.0
Capital lease obligations	2015 - 2017	various	2.2	2.2	3.9
Unsecured debt
Special Improvement District Bonds	2037	5.30%	14.1	14.1	14.5
Other financing obligations	2016	various	3.6	3.6	4.5
Total debt			2,101.4	2,045.8	1,992.1
Current portion of total debt			(78.1)	(78.1)	(19.0)
Long-term debt			$2,023.3	$1,967.7	$1,973.1

As of June 30, 2015, the face value of CGPH's amortization and maturities of outstanding third-party debt were as follows:

(In millions) Year	Annual Maturity of Outstanding Third-Party Debt
Remainder of 2015	$23.8
2016	62.3
2017	14.0
2018	14.0
2019	189.3
2020	12.3
Thereafter	1,785.7
Total outstanding third-party debt	$2,101.4
We have early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 and reclassified $9.3 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in our Consolidated Condensed Balance Sheets as of December 31, 2014. See Note 2 — Recently Issued Accounting Pronouncements.

Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of The Cromwell, The LINQ Hotel & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties was funded by CGPH with cash on hand contributed by CGP LLC and the proceeds of $700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in connection with the Second Closing as described in Escrow Release below.
Caesars Growth Properties Holdings Senior Secured Credit Facility
On May 8, 2014, CGPH closed on the $1.175 billion term loan pursuant (the "CGPH Term Loan") to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). CGPH used $476.9 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement (as defined below) and recognized $23.8 million loss on early extinguishment of debt. The proceeds were also used to fund the Acquired Properties Transaction and Harrah's Transaction.
The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of June 30, 2015, $60.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement, and each note has a contractual maturity of less than one year. The Revolving Credit Facility has a contractual maturity of greater than one year and we have the ability to repay the outstanding principal balances beyond the next 12 months; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Condensed Balance Sheets. In July 2015, the Company repaid $15 million of borrowings on its Revolving Credit Facility, leaving a balance of $45 million of borrowings outstanding.
Pursuant to an escrow agreement, dated as of May 8, 2014, among US Bank National Association, as escrow agent and securities intermediary, the Administrative Agent and the Borrower, the Borrower deposited the gross proceeds of the CGPH Term Loan, together with additional amounts necessary to repay the First Closing Term Loan, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.
Borrowings under the CGPH Term Loan bear interest at a rate equal to, at the Borrower’s option, either (a) the London Inter-Bank Offered Rate ("LIBOR") determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR Loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH’s senior secured leverage ratio. In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of June 30, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $29.1 million and net of unamortized debt issuance costs of $5.1 million. The effective interest rate was 6.86%.
The CGPH Term Loan is guaranteed by the Parent and the material, domestic wholly-owned subsidiaries of CGPH (subject to exceptions), and is secured by a pledge of the equity interest of CGPH directly held by the Parent and substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
The CGPH Term Loan includes negative covenants, subject to certain exceptions, restricting or limiting CGPH's ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates and (viii) designate their subsidiaries as unrestricted subsidiaries. The CGPH Term Loan also contains customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined. As of June 30, 2015, CGPH's SSLR was 3.26 to 1.00.
As of June 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee. The Issuers deposited the gross proceeds of the offering of the 2022 Notes, together with additional amounts necessary to redeem the 2022 Notes, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.
As of June 30, 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $13.6 million and net of unamortized debt issuance costs of $1.9 million. The effective interest rate was 9.84%.
The 2022 Notes are secured by substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
The 2022 Notes include negative covenants, subject to certain exceptions, restricting or limiting CGPH's ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates and (viii) designate their subsidiaries as unrestricted subsidiaries. The 2022 Notes also contain customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).
As of June 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Registration Rights Agreement. In connection with the issuance of the 2022 Notes, the Issuers were subject to a registration rights agreement that required the Company to use its commercially reasonable efforts to prepare, to cause to be filed with the Securities and Exchange Commission, and to become effective on or prior to April 17, 2015, a registration statement with respect to the 2022 Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Initial 2022 Notes"). Accordingly, the Company filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and Amendments to such Registration Statement on May 18, 2015 and May 29, 2015. The Registration Statement was declared effective on June 26, 2015 (the “Effective Date”).
Since the Effective Date was not on or prior to April 17, 2015, the Company incurred additional interest on the 2022 Notes of 0.25% annually beginning April 18, 2015, which increased to 0.50% annually from July 18, 2015 until the consummation of the exchange offer on July 28, 2015. Upon the consummation of the exchange offer, the Initial 2022 Notes that were exchanged were replaced with new notes (the “Exchange Notes” and, together with the Initial 2022 Notes, the “2022 Notes”), whose terms are substantially identical to that of the Initial 2022 Notes, except that the Exchange Notes have no transfer restrictions or registration rights. The 2022 Notes are co-issued by the Issuers, as well as jointly and severally, irrevocably and unconditionally guaranteed by CGPH and each of its wholly-owned, domestic, restricted subsidiaries on a senior secured basis (other than Caesars Growth Properties Finance, Inc.). In addition, CGPH is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
Planet Hollywood Amended and Restated Loan Agreement
In connection with the 2010 acquisition of Planet Hollywood and the related assumption of debt, Planet Hollywood entered into the Amended and Restated Loan Agreement (the "Planet Hollywood Loan Agreement") with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007- TFL2. On October 26, 2011, Planet Hollywood exercised its option to extend the Planet Hollywood senior secured loan to 2013. On December 5, 2013 the loan maturity was again extended to April 2015. This loan was secured by the assets of PHWLV, LLC.
In May 2014, the $476.9 million senior secured term loan of PHWLV was paid in full. CGPH recognized a $23.8 million loss on extinguishment of the Planet Hollywood senior secured loan.

Cromwell Credit Facility
In November 2012, Corner Investment Propco, LLC ("PropCo"), a wholly-owned subsidiary of The Cromwell, entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as The Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Cromwell owns the property and the dayclub/nightclub is leased to a third party. The proceeds of the Cromwell Credit Facility were funded during the fourth quarter of 2012 and are included as Restricted cash on the Consolidated Condensed Balance Sheets until drawn to pay for costs incurred in the renovation. The Cromwell’s gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
As of June 30, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $4.2 million and net of unamortized debt issuance costs of $1.7 million. The effective interest rate was 11.89%.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain, for the quarters ended December 31, 2014 and March 31, 2015, at least $7.5 million in consolidated EBITDA from PropCo, including the third-party leased dayclub/nightclub operations (the "Consolidated PropCo EBITDA"). Beginning in the second quarter of 2015 and continuing through the first quarter of 2016, the Cromwell Credit Facility requires PropCo to maintain a SSLR of no more than 5.25 to 1.00, which is the ratio of PropCo's first lien senior secured net debt to Consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of June 30, 2015, PropCo's SSLR was 4.40 to 1.00.
During the quarters ended December 31, 2014 and March 31, 2015, PropCo failed to meet the covenant of achieving Consolidated PropCo EBITDA of at least $7.5 million. The Cromwell Credit Facility allows us to cure this covenant by making a cash cure payment. Such payments were made on March 31, 2015 during the permitted cure period for the quarter ended December 31, 2014 and on May 22, 2015 during the permitted cure period for the quarter ended March 31, 2015. The Cromwell Credit Facility allows this right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of June 30, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
Capital Leases
We have entered into multiple capital leases for gaming and wireless internet equipment. The assets related to these capital leases were included in Land, property and equipment, net in the accompanying Consolidated Condensed Balance Sheets, and within Furniture, fixtures, and equipment in Note 3 — Land, Property and Equipment, net.
Special Improvement District Bonds
In 2008, Bally's Las Vegas entered into a District Financing Agreement with Clark County, Nevada (the "County"). In accordance with the agreement, the County issued Special Improvement District Bonds to finance land improvements at Bally's Las Vegas and at an affiliate casino property, Caesars Palace. Of the total bonds issued by the County, $16.5 million was related to Bally's Las Vegas. These bonds bear interest at 5.30%, have principal and interest payments on June 1st of every year and interest only payments on December 1st of every year. The Special Improvement District Bonds mature on August 1, 2037.
Financing Obligations
During 2013, we entered into multiple finance agreements for a total of $7.2 million for gaming equipment. The assets related to these agreements are included in Land, property and equipment, net of accumulated depreciation in the accompanying Consolidated Condensed Balance Sheets, and within Furniture, fixtures, and equipment in Note 3 — Land, Property and Equipment, net.
The Cromwell and Harrah's New Orleans Promissory Notes
In November 2013, The Cromwell entered into a $15.5 million unsecured promissory note, payable to Caesars Entertainment and bearing interest at 11%. Interest was to be accrued semi-annually in June and December. There were no financial covenants required under the note.
In December 2002, Harrah's New Orleans entered into a $123.7 million unsecured promissory note, payable on demand to Caesars Entertainment Operating Company, Inc. ("CEOC") bearing interest at 8% with no scheduled repayment terms. There were no financial covenants required under the note. Any amount of principal and interest not paid when due bore additional interest at 2%. Accrued interest was settled on a monthly basis with charges to transactions with parents and affiliates, net.

On March 31, 2014, all existing related party debt, including accrued interest, was settled for The Cromwell with Caesars Entertainment and for Harrah's New Orleans with CEOC. The settlement was accounted for as a net equity contribution in the amount of $139.9 million.
Escrow Release
In connection with the Second Closing, CGPH repaid in full the $700.0 million First Closing Term Loan and the $476.9 million senior secured term loan of PHWLV. The purchase price of the Second Closing and the repayment of the debt noted in the prior sentence were funded by the Borrower with the proceeds of the 2022 Notes and CGPH Term Loan of the Borrower, which were previously held in escrow.
The Issuers were, prior to the release of such proceeds from escrow, not in compliance with the covenant in the indenture governing the 2022 Notes stating that they will not own, hold or otherwise have any interest in any assets other than the escrow account and cash or cash equivalents prior to the expiration of the escrow period as defined in the indenture governing the 2022 Notes. Upon the release of the proceeds of the 2022 Notes from escrow, the Issuers cured such default.
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, in connection with the Second Closing, US Bank National Association, as trustee under the 2022 Notes (in such capacity, the "Trustee"), entered into a second lien intercreditor agreement (the "Second Lien Intercreditor Agreement") with Credit Suisse AG, Cayman Islands Branch, as collateral agent under the First Lien Collateral Agreement (as defined below) (in such capacity, the "First Lien Collateral Agent") that establishes the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations, including the $1.325 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of the CGPH Term Loan and the Revolving Credit Facility and certain other matters relating to the administration of security interests.
On May 20, 2014, the Borrower, the subsidiary guarantors and the First Lien Collateral Agent also entered into the collateral agreement (first lien) (the "First Lien Collateral Agreement") and other security documents defining the terms of the security interests that secure the Senior Secured Credit Facilities, the related guarantees and Other First Priority Lien Obligations (as defined therein). These security interests will secure the payment and performance when due of all of the obligations of the Borrower and the subsidiary guarantors under the Senior Secured Credit Facilities, the related guarantees and the security documents.
Additionally, the Issuers, the subsidiary guarantors and the Trustee also entered into the collateral agreement (second lien) (the "Second Lien Collateral Agreement") and other security documents defining the terms of the security interests that secure the 2022 Notes, the related guarantees and Other Second Lien Obligations (as defined therein). These security interests will secure the payment and performance when due of all of the obligations of the Issuers and the subsidiary guarantors under the 2022 Notes, the related guarantees, the indenture governing the 2022 Notes and the security documents.
Subject to the terms of the security documents described above, including the First Lien Collateral Agreement and the Second Lien Collateral Agreement, the Borrower (or Issuers, as applicable) and the subsidiary guarantors have the right to remain in possession and retain exclusive control of the collateral securing the 2022 Notes and the Senior Secured Credit Facilities (other than any cash, securities, obligations and cash equivalents constituting part of the collateral and deposited with the First Lien Collateral Agent in accordance with the provisions of the security documents and other than as set forth in such security documents), to freely operate the collateral and to collect, invest and dispose of any income therefrom.
Note 7 — Financial Instruments
Restricted Cash
As of June 30, 2015 and December 31, 2014, the Company had $6.4 million and $7.7 million, respectively, of restricted cash comprised of current and non-current portions based upon the intended use of each particular reserve balance.
The Cromwell Credit Facility, further described in Note 6 — Debt, is secured by the property, and funds borrowed that have not been spent on the development, as well as funds borrowed for interest service, are deemed restricted and are included in restricted cash. Amounts deposited into the specified reserve funds under this agreement aggregated $3.8 million and $5.1 million as of June 30, 2015 and December 31, 2014, respectively.
Harrah's New Orleans had restricted cash of $2.6 million at both June 30, 2015 and December 31, 2014, to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
Investment in CES
Investment in Caesars Enterprise Services, LLC ("CES"), further described in Note 14 — Related Party Transactions, consists of membership interests in CES which is a variable interest entity of which we are not the primary beneficiary and is therefore accounted for under the cost method. Initial contributions by the Members (as defined in Note 14 — Related Party Transactions) included a $22.5 million cash payment by CGP LLC on behalf of CGPH in October 2014. Pursuant to a capital call during the three months ended December 31, 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. CGP LLC’s cash payments on behalf of CGPH resulted in an increase to CGP LLC’s investment in CGPH. Pursuant to capital calls during the six months ended June 30, 2015, CGPH contributed an additional $0.9 million to CES.
Derivative Instruments
On December 9, 2013, Planet Hollywood entered into an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0% which matured on April 9, 2015. Planet Hollywood did not designate the interest rate cap agreement as a cash flow hedge. Therefore, any change in fair value was recognized in interest expense during the period in which the change in value occurred.
The effect of derivative instruments in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) for both the six months ended June 30, 2015 and 2014 was immaterial.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances.
The estimated retail value of such casino promotional allowances is included in Net revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Food and beverage	$21.9	$22.5	$45.4	$44.2
Rooms	19.7	17.4	39.1	35.9
Other	2.0	2.3	4.7	5.2
	$43.6	$42.2	$89.2	$85.3
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Food and beverage	$12.7	$15.2	$26.3	$28.1
Rooms	6.0	5.9	11.9	11.8
Other	1.1	1.3	2.8	3.0
	$19.8	$22.4	$41.0	$42.9
Note 9 — Write-downs, Reserves and Project Opening Costs, net of recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Divestitures and abandonments (1)	$1.6	$0.1	$4.6	$2.9
Remediation costs	0.6	2.7	1.5	5.0
Project opening costs	0.2	4.7	0.8	5.5
Other	—	—	(2.2)	—
	$2.4	$7.5	$4.7	$13.4
_________________________
(1) Divestitures and abandonments were primarily comprised of demolition costs related to projects in development.

Note 10 — Income Taxes
Prior to May 2014, CGPH's operations, excluding PHWLV, were included in the consolidated U.S. federal income tax return and state income tax returns of Caesars Entertainment. For the periods presented, PHWLV was a disregarded entity owned by CGP LLC, a pass-through entity for federal and state income tax purposes. The provision for income taxes included in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) was computed as if CGPH filed its U.S. federal, state and income tax returns on a stand-alone basis. Upon closing of the Acquired Properties Transaction and Harrah's Transaction, CGPH is treated as a pass-through entity for federal and state income tax purposes.
The effective tax rate was 0.0% for the three and six months ended June 30, 2015 as CGPH is treated as a pass-through entity for federal and state income tax purposes. The effective tax rates were (7.9)% and (55.8)% for the three and six months ended June 30, 2014. The primary cause for the difference from the federal statutory rate of 35.0% during the three and six months ended June 30, 2014 was due to CGPH losses not tax benefitted at the CGPH entity level as CGPH a disregarded entity for income tax purposes whereby all income or loss is passed through to its parent company, CGP LLC which is treated as a flow through entity for income tax purposes.
CGPH classifies reserves for tax uncertainties within Deferred credits and other in the Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. CGPH had no reserves for tax uncertainties as of June 30, 2015 or 2014. The tax years that remain open for examination for the Company's major jurisdictions are 2011 through 2014 for United States tax purposes and 2006 through 2014 for Louisiana state tax purposes.
Note 11— Fair Value Measurements
The fair value hierarchy defines fair value as an exit price, representing the amount that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. The fair value hierarchy establishes three tiers, which prioritize the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Entities are permitted to choose to measure certain financial instruments and other items at fair value. We have not elected the fair value measurement option for any of our assets or liabilities that meet the criteria for this option.
Items Disclosed at Fair Value
Debt
As of June 30, 2015, our outstanding debt with third parties had an estimated fair value of $1,797.1 million and a book value of $2,045.8 million. As of December 31, 2014, our outstanding debt with third parties had an estimated fair value of $1,840.1 million and a book value of $1,992.1 million.
As our debt is not actively traded in open-market transactions, the fair value of debt has been estimated based upon quoted prices of similar, but not identical, debt in active markets and are therefore classified as Level 2 inputs.
Items Measured at Fair Value on a Non-Recurring Basis
During the three and six months ended June 30, 2015 and 2014, there were no impairment charges for assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to initial recognition.
Note 12 — Litigation, Contractual Commitments and Contingent Liabilities
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Nevada Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys’ fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
On April 20, 2015, CAC received a demand for production of CAC's books and records pursuant to Section 220 of the Delaware General Corporation Law on behalf of a purported stockholder. The alleged purpose of the demand is to investigate potential misconduct and breaches of fiduciary duties by CAC's directors and explore certain remedial measures in connection with the Proposed Merger. After exchanging correspondence with purported shareholder’s counsel, CAC began and is currently engaged in producing documents as required by Section 220.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC (“CERP”), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, the motion was argued in December 2014, and was denied in March 2015. During the pendency of its Chapter 11 bankruptcy proceeding, the action has been automatically stayed with respect to CEOC. Discovery in the action is underway, with a current deadline of September 30, 2015.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014. On January 16, 2015, the claims against the first lien note holder defendants were voluntarily dismissed and on June 29, 2015, the declaratory judgment claim against the second lien note holder defendants was also voluntarily dismissed. On July 6, 2015, the claim for tortious interference with prospective economic advantage brought by CEOC against the second lien note holders was voluntarily dismissed, as well, leaving in the action only the tortious interference with prospective economic advantage claim brought by CEC against the second lien note holder defendants. On July 20, 2015, the Court granted the second lien note holder defendants’ motion to dismiss that claim and ordered that the action be marked disposed. CAC and CGP LLC are not parties to this lawsuit.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Parent Guarantee Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceeding, the court denied a motion to dismiss both lawsuits with respect to CEC and discovery is ongoing with respect to the plaintiffs' claims against CEC. CAC and CGP LLC are not parties to these lawsuits.

On November 25, 2014, UMB Bank (“UMB”), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint ("the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015 (the “RSA”), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 13 Notice”) from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A. (“BOKF”), in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed an additional Parent Guarantee Lawsuit against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a Parent Guarantee Lawsuit against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs brings claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits. CEC filed its answer to the BOKF complaint on March 25, 2015, and its answer to the UMB complaint is due on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. CEC filed its opposition to those motions on July 24, 2015, and the motions are expected to be fully briefed by August 7, 2015. The parties are separately also engaged in discovery in both actions. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
In accordance with the terms of the applicable indentures and as previously disclosed, Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believes the demands for payment are meritless. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue.
We believe that the claims and demands described above against CAC and CGP LLC in the First Lien Lawsuit and Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the First Lien Lawsuit and Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the First Lien Lawsuit or the Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF’s authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group’s obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted. Absent a resolution, CEC has informed us that it expects the Bankruptcy Court to set an argument schedule at another hearing set for August 19, 2015.
CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of CEC received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating CEOC’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. CEC responded to FinCEN's letter on January 13, 2014. Additionally, CEC has been informed that a federal grand jury investigation regarding CEC's anti-money laundering practices and procedures is ongoing. CEC and Caesars palace have been fully cooperating with both the FinCEN and grand jury investigations since October 2013. On April 29, 2015, representatives of Caesars Palace met with representatives of the various governmental entities involved. At that meeting, the governmental parties reviewed with the representatives of Caesars Palace in general terms the results of their investigations and proposed a range of potential settlement outcomes, including fines in the range of $12 million to $20 million. Representatives of Caesars Palace have held meetings with the governmental parties during June and July 2015 to further discuss the resolution of these matters. Caesars Palace is a subsidiary of CEOC and, because of CEOC’s Chapter 11 bankruptcy filing on January 15, 2015, has been, together with CEOC’s other subsidiaries, deconsolidated from CEC’s financial results. Casino properties owned by subsidiaries of CGPH are managed by subsidiaries of CEC.

The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Harrah's New Orleans Operating Agreement
Harrah’s New Orleans operates under a casino operating contract with the Rivergate Development Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah’s New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah’s New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah’s New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For the three months ended June 30, 2015 and 2014, Harrah's New Orleans paid $26.3 million and $27.4 million, respectively, to the Louisiana Gaming Control Board. For the six months ended June 30, 2015 and 2014, Harrah's New Orleans paid $41.1 million and $42.2 million, respectively, to the Louisiana Gaming Control Board.
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. Planet Hollywood recorded expenses of $0.7 million for both the three months ended June 30, 2015 and 2014, and $1.5 million for both the six months ended June 30, 2015 and 2014. These expenses were included in Property, general, administrative and other expenses in the accompanying Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). As of June 30, 2015, Planet Hollywood had future minimum commitments and contingencies of $6.9 million related to the amended ESA.
Insurance Accruals
CGPH's properties are insured for workers’ compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 14 — Related Party Transactions for additional information.
Planet Hollywood Participation and Servicing Agreement
In 2009, the predecessor of Planet Hollywood entered into an agreement to purchase a participation interest in certain mortgaged properties. Under the terms of this agreement, Planet Hollywood is required to pay the counterparty up to $5.6 million at the earlier of October 5, 2015, or on March 31 subsequent to the first year that such mortgaged properties generate a positive net cash flow in excess of a pre-determined minimum amount. The mortgaged properties have not and are not expected to generate a positive net cash flow prior to October 5, 2015 in excess of this pre-determined minimum amount. The associated liability has been included in Accrued expenses within the Consolidated Condensed Balance Sheets.
Entertainment Commitments
In July 2013, Planet Hollywood terminated its lease with a third-party in order to retake possession of the larger performance theater space in Planet Hollywood, recently rebranded as The AXIS at Planet Hollywood Resort & Casino. In connection with that transaction, Planet Hollywood refurbished the theater and entered into a two-year performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform at The AXIS at Planet Hollywood Resort & Casino starting in December 2013. During the second quarter of 2015, we agreed on material terms with Jennifer Lopez to perform at The AXIS at Planet Hollywood Resort & Casino starting in January 2016. The performance agreements with Ms. Spears and Ms. Lopez contain customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. Aggregate commitments under the lease termination agreement, amounts committed to refurbishing the theater and commitments under the performance agreements aggregate to approximately $110.4 million.
Management Fees to Related Party
See Note 14 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah’s New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. As a result of these audits, Harrah’s New Orleans had accrued $7.0 million and $6.7 million at June 30, 2015 and December 31, 2014, respectively.

Note 13 — Supplemental Cash Flow Information
Changes in Working Capital Accounts
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Six Months Ended June 30,
(In millions)	2015	2014
Receivables	$5.7	$(7.8)
Prepayments and other current assets	(1.7)	5.2
Accounts payable	4.1	10.0
Payable to related parties	(28.9)	(1.0)
Accrued expenses and interest payable	(2.2)	12.0
Net change in working capital accounts	$(23.0)	$18.4

Cash Paid for Interest
The following table reconciles Interest expense, net of interest capitalized, per the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss), to cash paid for interest:

	Six Months Ended June 30,
(In millions)	2015	2014
Interest expense, net of interest capitalized	$79.2	$76.3
Adjustments to reconcile to cash paid for interest:
Net change in accruals	0.1	(16.6)
Net amortization of debt discount and deferred financing costs	(4.2)	(10.4)
Equitized intercompany loan interest	—	(2.9)
Prepaid bond interest	(0.4)	(0.4)
Capitalized interest	5.8	6.3
Debt issuance costs and fees	—	(26.1)
Cash paid for interest	$80.5	$26.2
Significant Non-cash Transactions
Significant non-cash investing activities during the six months ended June 30, 2015 and 2014 include zero and $23.2 million, respectively, of purchases classified as Land, property and equipment, net which had corresponding liabilities in Accounts Payable in the Consolidated Condensed Balance Sheets.
On March 31, 2014, the related party promissory notes with Harrah's New Orleans and The Cromwell, including accrued interest, were settled for Harrah's New Orleans with CEOC and for The Cromwell with Caesars Entertainment. The settlement was accounted for as a net equity contribution in the amount of $139.9 million and is further described in Note 14 — Related Party Transactions.
There were no cash payments or refunds related to income taxes during the periods presented herein.
Note 14 — Related Party Transactions
Cash Activity with Affiliates
Prior to being acquired by the Company, Harrah’s New Orleans, Bally’s Las Vegas, The Cromwell and The LINQ Hotel & Casino transferred cash in excess of operating requirements and regulatory needs to CEOC on a daily basis. Cash transfers from CEOC to these properties were also made based upon needs to fund daily operations, including accounts payable, payroll and capital expenditures. For the six months ended June 30, 2014, the net of these transfers of $13.2 million, was reflected in Net transfers to parent and affiliates in the Cash flows from operating activities section of the Combined and Consolidated Condensed Statements of Cash Flows and Transactions with parent and affiliates, net in the Combined and Consolidated Condensed Statements of Stockholder's Equity. Subsequent to the May 2014 purchase of these properties by CGPH, the transfers of cash in excess of operating requirements and regulatory needs to CEOC and cash transfers from CEOC to fund daily operations no longer occur.

Formation of Caesars Enterprise Services, LLC
CES, a new services joint venture among CEOC, CERP, a subsidiary of Caesars Entertainment, and the Company, (together the “Members” and each a “Member”) manages our properties and provides us with access to Caesars Entertainment’s management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property’s corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4% respectively), subject to annual review. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH in October 2014. Pursuant to a capital call during the three months ended December 31, 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. CGP LLC’s cash payments on behalf of CGPH resulted in an increase to CGP LLC’s investment in CGPH. Pursuant to capital calls during the six months ended June 30, 2015, CGPH contributed an additional $0.9 million to CES. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, Caesars License Company, LLC (“CLC”), Caesars World, Inc. (“CWI”), CGPH and certain of their subsidiaries that granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the “Enterprise Assets”).
CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to the Enterprise Assets. CES granted to CEOC, CLC, CWI, CGPH and the properties owned or controlled by the Members licenses to any intellectual property that CES develops or acquires in the future that is not a derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC, and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
Allocated General Corporate Expenses
Prior to the May 2014 transactions described in Note 1 — Description of Business and Basis of Presentation, Harrah’s New Orleans, Bally’s Las Vegas, The LINQ Hotel & Casino and The Cromwell functioned as part of the larger group of companies owned by CEC and its subsidiaries. Prior to October 21, 2013, Planet Hollywood functioned as part of the larger group of companies owned by CEC and its subsidiaries. CEOC performed certain corporate overhead functions for these properties. These functions included, but were not limited to, payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury, regulatory compliance, insurance, information systems, office space and corporate and other centralized services. Costs associated with centralized services have been allocated based on a percentage of revenue, or on another basis.
CGP LLC entered into a management services agreement with CEOC pursuant to which CEOC and its subsidiaries provide certain services to CGP LLC and its subsidiaries. The agreement, among other things:

•
provides that CEOC and its subsidiaries provide (a) certain corporate services and back office support, including payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space, corporate and other centralized services and (b) certain advisory and business management services, including developing business strategies, executing financing transactions and structuring acquisitions and joint ventures;

•	allows the parties to modify the terms and conditions of CEOC’s performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee to CEOC in exchange for the provision of services, plus a margin of 10%.

In addition, the shared service agreements pursuant to which CEOC provided similar services to Planet Hollywood, Harrah’s New Orleans, Bally’s Las Vegas, The LINQ Hotel & Casino and The Cromwell that were in place prior to the transactions continued to remain in force. As discussed in Formation of Caesars Enterprise Services LLC above, these services were assumed by CES in 2014.
The Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) reflects an allocation of both expenses incurred in connection with these shared services agreements and directly billed expenses incurred through Caesars Entertainment, CEOC and CES. General corporate expenses have been allocated based on a percentage of revenue, or on another basis (such as headcount), depending upon the nature of the general corporate expense being allocated. We recorded allocated general corporate expenses (including at times a 10% surcharge) and directly billed expenses totaling $29.9 million and $55.9 million for the three and six months ended June 30, 2015, respectively, and $23.0 million and $46.2 million for the three and six months ended June 30, 2014, respectively. The net payable balances for allocated and directly billed expenses are recorded in Payables to related party in the Consolidated Condensed Balance Sheets.
The allocations of general corporate expenses may not reflect the expense the Company would have incurred if it were a stand-alone company nor are they necessarily indicative of the Company's future costs. Management believes the assumptions and methodologies used in the allocation of general corporate expenses from Caesars Entertainment, CEOC and CES are reasonable. Given the nature of these costs, it is not practicable for the Company to estimate what these costs would have been on a stand-alone basis.
Management Fees
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
Harrah’s New Orleans Management Company, The Quad Manager, LLC, Bally’s Las Vegas Manager, LLC and Cromwell Manager, LLC (collectively, the "Property Managers" and individually, a "Property Manager") are wholly-owned indirect subsidiaries of CEOC, and prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah’s New Orleans, The LINQ Hotel & Casino, Bally’s Las Vegas and The Cromwell. Fees paid to the Property Managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For the three months ended June 30, 2015 and 2014, the fees were $7.0 million and $3.2 million, respectively, and for the six months ended June 30, 2015 and 2014, the fees were $14.0 million and $3.2 million, respectively. These fees were included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). As of June 30, 2015 and December 31, 2014, the payable balance related to these fees and recorded in Payables to related party in the Consolidated Condensed Balance Sheets were $0.9 million in each period.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Managers for $138.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related party in the Consolidated Condensed Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During the three months ended June 30, 2015 and 2014, the Company recorded amortization in the amount of $2.3 million and $1.5 million, respectively, and during the six months ended June 30, 2015 and 2014, the Company recorded amortization in the amount of $4.6 million and $1.5 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). Additionally, during the three months ended June 30, 2015 and 2014, the Company received 50% of the management fees paid in the amount of $3.5 million and $1.6 million, respectively, and during the six months ended June 30, 2015 and 2014, the Company received $7.0 million and $1.6 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss).
Planet Hollywood Management Fees
PHW Manager is a wholly-owned subsidiary of CEOC, and prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the three months ended June 30, 2015 and 2014, the fees were $4.8 million in each period, and for the six months ended June 30, 2015 and 2014, the fees were $10.4 million and $9.7 million, respectively. These fees were included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). As of June 30, 2015 and December 31, 2014, the payable balances related to these fees and recorded in Payables to related party in the Consolidated Condensed Balance Sheets were $0.6 million in each period.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related party in the Consolidated Condensed Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, and the 50%

interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract. During the three months ended June 30, 2015 and 2014, the Company recorded amortization in the amount of $0.5 million in each period, and during the six months ended June 30, 2015 and 2014, the Company recorded amortization in the amount of $1.0 million in each period, which is included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). Additionally, for the three months ended June 30, 2015 and 2014, the Company received 50% of the Planet Hollywood management fee paid in the amount of $2.6 million and $2.4 million, respectively, and during the six months ended June 30, 2015 and 2014, the Company received $5.0 million and $4.9 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss).
Use of Bally's, Harrah's, and LINQ Trademarks
Bally's Las Vegas and Harrah’s New Orleans have historically used the Bally’s and Harrah’s trademarks, which are owned by CEOC. CEOC has not historically charged a royalty fee for the use of these trademarks, and has not charged fees subsequent to the closing of the transactions described in Note 1 — Description of Business and Basis of Presentation. Accordingly, no such charges were recorded in the Combined and Consolidated Condensed Financial Statements. As discussed above, we entered into a management agreement with CEOC in connection with the Acquired Properties Transaction and Harrah's Transaction, which among other services, includes the use of CEOC-owned trademarks. As discussed in Formation of Caesars Enterprise Services LLC above, these services were assumed by CES in 2014. The LINQ Hotel & Casino uses its trademark, which is owned by CLC, in connection with this agreement.
The Cromwell and Harrah's New Orleans Promissory Notes
In November 2013, The Cromwell entered into a $15.5 million unsecured promissory note, payable to Caesars Entertainment and bearing interest at 11%. Interest was to be accrued semi-annually in June and December. There were no financial covenants required under the note.
In December 2002, Harrah's New Orleans entered into a $123.7 million unsecured promissory note, payable on demand to CEOC bearing interest at 8% with no scheduled repayment terms. There were no financial covenants required under the note. Any amount of principal and interest not paid when due bore additional interest at 2%. Accrued interest was settled on a monthly basis with charges to transactions with parents and affiliates, net.
On March 31, 2014, all existing related party debt, including accrued interest, was settled for The Cromwell with Caesars Entertainment and for Harrah's New Orleans with CEOC. The settlement was accounted for as a net equity contribution in the amount of $139.9 million.
Insurance Accruals
Our properties are insured for workers’ compensation, property, general liability and other insurance coverage through Caesars Entertainment and are charged premiums by Caesars Entertainment based on claims activity. We are self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. The use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals and was believed to be reasonable. CGPH regularly monitors the potential for changes in estimates, evaluates its insurance accruals, and adjusts its recorded provisions.
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which certain employees of the Company may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. Caesars Entertainment maintains an employer match of up to $600 per year. The Company’s reimbursement for Caesars Entertainment’s contribution expense was $0.6 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.
Multiemployer Benefit Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. The Company’s reimbursement for Caesars Entertainment’s contributions and charges for these plans was $8.7 million and $3.0 million for the three months ended June 30, 2015 and 2014, respectively, and $17.4 million and $5.8 million for the six months ended June 30, 2015 and 2014, respectively. These expenses were included in Property, general, administrative and other in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss).
Equity Incentive Awards
Caesars Entertainment maintains equity incentive award plans in which employees of CGPH may participate. Caesars Entertainment allocates an appropriate amount of cost for these awards to each subsidiary where employees participate. For the three and six months ended June 30, 2015, allocations were $1.0 million and $1.9 million, respectively. For the three and six months ended June 30, 2014, allocations were immaterial.
Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly-owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is utilized by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent of approximately $1.3 million per month beginning on January 1, 2014, totaling $3.8 million for the three months ended June 30, 2015 and 2014 and $7.5 million for the six months ended June 30, 2015 and 2014.
Bally’s Las Vegas leases land to JGB Vegas Retail Lessee, LLC ("JGB Lessee") under a ground lease that includes annual base rent payments with annual escalations as well as an annual percentage of revenue payable should JGB Lessee revenues exceed a Breakpoint as defined in the lease agreement, which is paid on a monthly basis. Rental payments began in February 2015. GB Investor, LLC, a wholly-owned subsidiary of Caesars Entertainment, has an approximate 10% ownership interest in JGB Lessee. Monthly revenues of $0.4 million from the ground lease are currently being recognized straight-line over the term of the lease starting in December 2013 upon transfer of rights to the property and are included in Other revenue in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss).
Note 15 — Combined and Consolidating Condensed Financial Information of Guarantors and Issuer
The 2022 Notes issued by CGPH ("Parent Company") and Caesars Growth Properties Finance, Inc. (included in the "Subsidiary Issuer" column below) are secured by substantially all of the existing and future property and assets of CGPH and certain wholly-owned subsidiary guarantors of CGPH ("Subsidiary Guarantors") as further discussed in Note 6 — Debt. Each subsidiary guarantor jointly and severally, irrevocably and unconditionally guarantees (1) the performance and punctual payment when due of all obligations of CGPH under the indenture and the 2022 Notes, whether for payment of principal, premium, if any, or interest in respect of the 2022 Notes and all other monetary obligations of CGPH under the Indenture and the 2022 Notes and (2) the full and punctual performance within applicable grace periods of all other obligations of CGPH whether for fees, expenses, indemnification or otherwise under the Indenture and the 2022 Notes (collectively called the “Guaranteed Obligations”).
Each guarantee will be a continuing guarantee and shall:

1.	remain in full force and effect until payment in full of all the guaranteed obligations of such Subsidiary Guarantor;

2.	subject to the next succeeding paragraph, be binding upon each such Subsidiary Guarantor and its successors; and

3.	inure to the benefit of and be enforceable by the trustee, the holders and their successors, transferees and assigns.
Each guarantee will be automatically released upon:

1.
the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock (including any sale, disposition or other transfer following which the applicable Subsidiary Guarantor is no longer a restricted subsidiary), of the applicable Subsidiary Guarantor if such sale, disposition, exchange or other transfer is made in a manner not in violation of the indenture;

2.	the designation of such Subsidiary Guarantor as an unrestricted subsidiary;

3.	the release or discharge of the guarantee by such Subsidiary Guarantor of the indebtedness which resulted in the obligation to guarantee the notes;

4.
the issuers’ exercise of their legal defeasance option or covenant defeasance option or if the issuers’ obligations under the indenture are discharged in accordance with the terms of the indenture; and

5.	such restricted subsidiary ceasing to be a subsidiary as a result of any foreclosure of any pledge or security interest in favor of the first-priority lien obligations.
The tables below present the consolidating condensed financial information as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and the combined and consolidating condensed financial information for the three and six months ended June 30, 2014.

In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying financial information based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
JUNE 30, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$34.7	$—	$49.7	$25.5	$—	$109.9
Receivables, net of allowance for doubtful accounts	—	—	33.0	1.7	—	34.7
Restricted cash	—	—	2.6	—	—	2.6
Prepayments and other current assets	0.5	—	20.2	1.4	—	22.1
Total current assets	35.2	—	105.5	28.6	—	169.3
Land, property and equipment, net	—	—	2,015.1	264.8	—	2,279.9
Investment in CES	23.5	—	—	—	—	23.5
Investment in subsidiaries	2,945.0	—	—	—	(2,945.0)	—
Goodwill	—	—	214.1	—	—	214.1
Intangible assets other than goodwill, net	—	—	101.8	—	—	101.8
Restricted cash	—	—	—	3.8	—	3.8
Prepaid management fees to related party	—	—	178.2	15.7	—	193.9
Deferred charges and other	3.2	—	36.6	0.3	—	40.1
Total assets	$3,006.9	$—	$2,651.3	$313.2	$(2,945.0)	$3,026.4

Liabilities and Equity
Current liabilities
Accounts payable	$0.1	$—	$36.5	$1.3	$—	$37.9
Payables to related party	10.7	—	1.7	2.1	—	14.5
Accrued expenses	0.1	—	89.8	4.9	—	94.8
Accrued interest payable	27.8	10.8	—	3.1	(10.8)	30.9
Current portion of long-term debt	71.8	—	4.2	2.1	—	78.1
Total current liabilities	110.5	10.8	132.2	13.5	(10.8)	256.2
Long-term debt	1,776.8	675.0	14.9	176.0	(675.0)	1,967.7
Deferred credits and other	—	—	5.7	—	—	5.7
Total liabilities	1,887.3	685.8	152.8	189.5	(685.8)	2,229.6
Equity
Additional paid-in capital	1,337.2	(685.8)	2,728.9	214.7	(2,257.8)	1,337.2
Accumulated deficit	(217.6)	—	(230.4)	(91.0)	(1.4)	(540.4)
Total equity	1,119.6	(685.8)	2,498.5	123.7	(2,259.2)	796.8
Total liabilities and equity	$3,006.9	$—	$2,651.3	$313.2	$(2,945.0)	$3,026.4

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$36.7	$—	$47.7	$18.7	$—	$103.1
Receivables, net of allowance for doubtful accounts	—	—	38.4	2.0	—	40.4
Restricted cash	—	—	2.6	—	—	2.6
Prepayments and other current assets	—	—	19.2	1.5	—	20.7
Total current assets	36.7	—	107.9	22.2	—	166.8
Land, property and equipment, net	—	—	1,948.4	271.9	—	2,220.3
Investment in CES	22.6	—	—	—	—	22.6
Investment in subsidiaries	2,889.6	—	—	—	(2,889.6)	—
Goodwill	—	—	214.1	—	—	214.1
Intangible assets other than goodwill, net	—	—	109.3	—	—	109.3
Restricted cash	—	—	—	5.1	—	5.1
Prepaid management fees to related party	—	—	183.3	16.2	—	199.5
Deferred charges and other (1)	3.7	—	36.9	0.3	—	40.9
Total assets	$2,952.6	$—	$2,599.9	$315.7	$(2,889.6)	$2,978.6

Liabilities and Equity
Current liabilities
Accounts payable	$0.1	$—	$31.9	$2.5	$—	$34.5
Payables to related party	40.6	—	0.1	2.7	—	43.4
Accrued expenses	—	—	92.0	4.9	—	96.9
Accrued interest payable	27.8	10.5	—	3.2	(10.5)	31.0
Current portion of long-term debt	11.8	—	4.9	2.3	—	19.0
Total current liabilities	80.3	10.5	128.9	15.6	(10.5)	224.8
Long-term debt (1)	1,779.5	675.0	17.0	176.6	(675.0)	1,973.1
Deferred credits and other	—	—	10.7	—	—	10.7
Total liabilities	1,859.8	685.5	156.6	192.2	(685.5)	2,208.6
Equity
Additional paid-in capital	1,335.4	(685.5)	2,786.9	207.0	(2,308.4)	1,335.4
Accumulated deficit	(242.6)	—	(343.6)	(83.5)	104.3	(565.4)
Total equity	1,092.8	(685.5)	2,443.3	123.5	(2,204.1)	770.0
Total liabilities and equity	$2,952.6	$—	$2,599.9	$315.7	$(2,889.6)	$2,978.6
_________________________

(1)
We have early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 and reclassified $9.3 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in our Consolidated Condensed Balance Sheets as of December 31, 2014. See Note 2 — Recently Issued Accounting Pronouncements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED JUNE 30, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$166.0	$11.3	$—	$177.3
Food and beverage	—	—	53.2	7.1	—	60.3
Rooms	—	—	79.5	3.0	—	82.5
Other	—	—	33.8	7.1	—	40.9
Less: casino promotional allowances	—	—	(40.7)	(2.9)	—	(43.6)
Net revenues	—	—	291.8	25.6	—	317.4
Operating expenses
Direct
Casino	—	—	77.2	6.4	—	83.6
Food and beverage	—	—	23.8	5.0	—	28.8
Rooms	—	—	20.6	0.9	—	21.5
Property, general, administrative and other	3.3	—	79.1	4.2	—	86.6
Management fees to related parties	—	—	8.0	0.5	—	8.5
Write-downs, reserves and project opening costs, net of recoveries	—	—	2.4	—	—	2.4
Depreciation and amortization	—	—	27.4	4.2		31.6
Total operating expenses	3.3	—	238.5	21.2	—	263.0
(Loss)/income from operations	(3.3)	—	53.3	4.4	—	54.4
Interest expense, net of interest capitalized	(37.4)	—	3.2	(5.4)	—	(39.6)
Net (loss)/income before gain on interests in subsidiaries	(40.7)	—	56.5	(1.0)	—	14.8
Gain on interests in subsidiaries	55.5	—	—	—	(55.5)	—
Net income/(loss)	14.8	—	56.5	(1.0)	(55.5)	14.8
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$14.8	$—	$56.5	$(1.0)	$(55.5)	$14.8

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED JUNE 30, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$168.3	$7.4	$—	$175.7
Food and beverage	—	—	53.7	3.4	—	57.1
Rooms	—	—	63.7	1.2	—	64.9
Other	—	—	34.1	4.5	—	38.6
Less: casino promotional allowances	—	—	(39.6)	(2.6)	—	(42.2)
Net revenues	—	—	280.2	13.9	—	294.1
Operating expenses
Direct
Casino	—	—	86.3	5.3	—	91.6
Food and beverage	—	—	26.4	1.2	—	27.6
Rooms	—	—	17.2	0.4	—	17.6
Property, general, administrative and other	4.3	—	79.9	1.9	—	86.1
Management fees to related parties	—	—	5.6	0.4	—	6.0
Write-downs, reserves and project opening costs, net of recoveries	—	—	2.5	5.0	—	7.5
Depreciation and amortization	—	—	23.6	1.6	—	25.2
Total operating expenses	4.3	—	241.5	15.8	—	261.6
(Loss)/income from operations	(4.3)	—	38.7	(1.9)	—	32.5
Interest expense, net of interest capitalized	(53.4)	—	(5.0)	(3.0)	—	(61.4)
Loss on extinguishment of debt	—	—	(23.2)	—	—	(23.2)
(Loss)/income before (provision for)/benefit from income taxes	(57.7)	—	10.5	(4.9)	—	(52.1)
(Provision for)/benefit from income taxes	—	—	(6.1)	2.0	—	(4.1)
(Loss)/income before gain on interests in subsidiaries	(57.7)	—	4.4	(2.9)	—	(56.2)
Gain on interests in subsidiaries	3.8	—	—	—	(3.8)	—
Net (loss)/income	(53.9)	—	4.4	(2.9)	(3.8)	(56.2)
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive (loss)/income	$(53.9)	$—	$4.4	$(2.9)	$(3.8)	$(56.2)

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
SIX MONTHS ENDED JUNE 30, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$342.8	$23.1	$—	$365.9
Food and beverage	—	—	107.3	14.6	—	121.9
Rooms	—	—	150.7	6.1	—	156.8
Other	—	—	66.7	8.6	—	75.3
Less: casino promotional allowances	—	—	(83.4)	(5.8)	—	(89.2)
Net revenues	—	—	584.1	46.6	—	630.7
Operating expenses
Direct
Casino	—	—	162.8	13.0	—	175.8
Food and beverage	—	—	46.5	10.1	—	56.6
Rooms	—	—	38.3	1.9	—	40.2
Property, general, administrative and other	7.2	—	157.6	9.0	—	173.8
Management fees to related parties	—	—	17.0	1.0	—	18.0
Write-downs, reserves and project opening costs, net of recoveries	—	—	4.5	0.2	—	4.7
Depreciation and amortization	—	—	49.3	8.1	—	57.4
Total operating expenses	7.2	—	476.0	43.3	—	526.5
(Loss)/income from operations	(7.2)	—	108.1	3.3	—	104.2
Interest expense, net of interest capitalized	(73.5)	—	5.1	(10.8)	—	(79.2)
Net (loss)/income before gain on interests in subsidiaries	(80.7)	—	113.2	(7.5)	—	25.0
Gain on interests in subsidiaries	105.7	—	—	—	(105.7)	—
Net income/(loss)	25.0	—	113.2	(7.5)	(105.7)	25.0
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$25.0	$—	$113.2	$(7.5)	$(105.7)	$25.0

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
SIX MONTHS ENDED JUNE 30, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$346.5	$7.4	$—	$353.9
Food and beverage	—	—	110.6	3.4	—	114.0
Rooms	—	—	133.4	1.2	—	134.6
Other	—	—	64.4	4.5	—	68.9
Less: casino promotional allowances	—	—	(82.7)	(2.6)	—	(85.3)
Net revenues	—	—	572.2	13.9	—	586.1
Operating expenses
Direct
Casino	—	—	177.7	5.4	—	183.1
Food and beverage	—	—	50.8	1.3	—	52.1
Rooms	—	—	36.0	0.4	—	36.4
Property, general, administrative and other	4.3	—	159.2	2.1	—	165.6
Management fees to related parties	—	—	8.5	0.4	—	8.9
Write-downs, reserves and project opening costs, net of recoveries	—	—	2.7	10.7	—	13.4
Depreciation and amortization	—	—	45.7	1.6	—	47.3
Total operating expenses	4.3	—	480.6	21.9	—	506.8
(Loss)/income from operations	(4.3)	—	91.6	(8.0)	—	79.3
Interest expense, net of interest capitalized	(53.4)	—	(17.2)	(5.7)	—	(76.3)
Loss on extinguishment of debt	—	—	(23.8)	—	—	(23.8)
(Loss)/income before (provision for)/benefit from income taxes	(57.7)	—	50.6	(13.7)	—	(20.8)
(Provision for)/benefit from income taxes	—	—	(16.7)	5.1	—	(11.6)
(Loss)/income before gain on interests in subsidiaries	(57.7)	—	33.9	(8.6)	—	(32.4)
Gain on interests in subsidiaries	3.8	—	—	—	(3.8)	—
Net (loss)/income	(53.9)	—	33.9	(8.6)	(3.8)	(32.4)
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive (loss)/income	$(53.9)	$—	$33.9	$(8.6)	$(3.8)	$(32.4)

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(55.2)	$—	$170.4	$1.3	$(51.1)	$65.4
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(107.2)	(1.9)	—	(109.1)
Change in restricted cash	—	—	—	1.3	—	1.3
Purchase of additional investment in CES	(0.9)	—	—	—	—	(0.9)
Cash flows used in investing activities	(0.9)	—	(107.2)	(0.6)	—	(108.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	80.0	—	—	—	—	80.0
Repayments under lending agreements	(25.9)	—	(2.5)	(1.4)	—	(29.8)
Transactions with parents and affiliates	—	—	(58.7)	7.5	51.1	(0.1)
Cash flows provided by/(used in) financing activities	54.1	—	(61.2)	6.1	51.1	50.1
Net (decrease)/increase in cash and cash equivalents	(2.0)	—	2.0	6.8	—	6.8
Cash and cash equivalents, beginning of period	36.7	—	47.7	18.7	—	103.1
Cash and cash equivalents, end of period	$34.7	$—	$49.7	$25.5	$—	$109.9

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(344.4)	$—	$503.1	$(5.4)	$(61.5)	$91.8
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(67.6)	(85.4)	—	(153.0)
Payments to acquire businesses related to the Acquired Properties Transaction and Harrah's Transaction	(1,808.2)	—	—	—	—	(1,808.2)
Change in restricted cash	—	—	40.9	88.4	—	129.3
Cash flows (used in)/provided by investing activities	(1,808.2)	—	(26.7)	3.0	—	(1,831.9)
Cash flows from financing activities
Proceeds from issuance of long-term debt	2,494.1	—	—	—	—	2,494.1
Debt issuance costs and fees	(30.6)	—	—	—	—	(30.6)
Repayments under lending agreements	(700.0)	—	(496.7)	(0.2)	—	(1,196.9)
Transactions with parents and affiliates	463.2	—	(65.4)	6.6	61.5	465.9
Cash flows provided by/(used in) financing activities	2,226.7	—	(562.1)	6.4	61.5	1,732.5
Net increase/(decrease) in cash and cash equivalents	74.1	—	(85.7)	4.0	—	(7.6)
Cash and cash equivalents, beginning of period	—	—	150.7	17.4	—	168.1
Cash and cash equivalents, end of period	$74.1	$—	$65.0	$21.4	$—	$160.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation and Discussion
Caesars Growth Properties Holdings, LLC ("CGPH," the "Borrower," the "Company," "we," "us" and "our") is an indirect, wholly-owned subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), which is a joint venture between Caesars Acquisition Company ("CAC"), a Delaware corporation, and Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment").
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC ("PHWLV"), which holds Planet Hollywood Resort and Casino ("Planet Hollywood") and the 50% interest in the management fee revenues of PHW Manager, LLC ("PHW Manager") to CGPH. In addition, CGPH acquired through one or more subsidiaries (i) Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell"), 3535 LV Corporation (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), and indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 14 — Related Party Transactions) and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction").
On May 20, 2014, CGPH acquired through one or more subsidiaries (i) JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 14 — Related Party Transactions) and the owner of this property, and (iii) certain intellectual property that is specific to each of these properties (the "Second Closing" or "Harrah's Transaction").
The acquisitions of The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans, and the contribution of Planet Hollywood to subsidiaries of CGPH are herein referred to as the "Acquired Properties."
Because these acquisitions were accounted for as transactions among entities under common control, the financial information herein includes the financial results for these properties as if those businesses were combined into the CGPH reporting entity through the May 2014 acquisition dates and consolidated into CGP LLC after the May 2014 acquisition dates. Therefore, the financial information contained herein provides comparable results for the periods presented.
Operating Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net revenues	$317.4	$294.1	$23.3	$630.7	$586.1	$44.6
Income from operations	54.4	32.5	21.9	104.2	79.3	24.9
Net income/(loss)	14.8	(56.2)	71.0	25.0	(32.4)	57.4
Operating margin (1)	17.1%	11.1%	6.0%	16.5%	13.5%	3.0%
Adjusted EBITDA(2)	89.6	69.6	20.0	168.7	144.5	24.2
_________________________

(1)	Operating margin is calculated as income from operations divided by net revenues.

(2)
See Reconciliations of Non-GAAP Financial Measures later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Net (loss)/income to Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA").

Performance of our casino properties is measured in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through Caesars Entertainment’s Total Rewards system, referred to as "trips," and spend per rated customer trip, referred to as "spend per trip." A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at our property: (1) hotel stay, (2) gaming activity or (3) a comp redemption, which means the receipt of a complimentary item given out by the casino. Lodgers are guests registered with the Total Rewards program who stay at the property and non-lodgers are guests registered with the Total Rewards program not staying at the property. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. The average combined gross hold is the percentage of the amount wagered across all game types (including table games and slot machines) that the casino retained.
Second Quarter 2015 results compared with Second Quarter 2014
Net revenues for the three months ended June 30, 2015 increased by $23.3 million or 7.9% compared to the same period in 2014 due to increases in all categories of revenue. The increases continue to be primarily driven by renovated rooms at The LINQ Hotel & Casino and the opening of The Cromwell offset by a decrease in revenue due to the impact of the smoking ban implemented on April 22, 2015 at Harrah's New Orleans. Total trips increased by approximately 3.6% during the three months ended June 30, 2015 when compared to the same period in 2014 primarily driven by increase in trips by both lodgers and non-lodgers. Total spend per trip decreased by approximately 4.6% for the three months ended June 30, 2015 versus the same period in 2014 due to less spend by both lodgers and non-lodgers. Gross casino hold increased from 11.4% to 12.2% for the three months ended June 30, 2015 compared to the same period in 2014.
Room revenues for the three months ended June 30, 2015 and 2014 were $82.5 million and $64.9 million, respectively. Cash average daily room rates for the three months ended June 30, 2015 increased to $120, or approximately 11.1%, when compared to $108 for the same period in 2014, primarily due to renovated rooms available at The LINQ Hotel & Casino and the increase in resort fees in late 2014. Average daily occupancy was 94.9% for the three months ended June 30, 2015 and 92.8% for the same period in 2014. Revenue per available room ("RevPar") for the three months ended June 30, 2015 and 2014 was $113 and $102, respectively.
Food and beverage revenues for the three months ended June 30, 2015 and 2014 were $60.3 million and $57.1 million, respectively. The increase of $3.2 million, or 5.6%, in food and beverage revenue was driven largely by new offerings that opened in 2014 across the portfolio including various new venues at The Cromwell.
Other revenues for the three months ended June 30, 2015 and 2014 were $40.9 million and $38.6 million, respectively. The increase of $2.3 million, or 6.0%, was primarily due to the opening of The Cromwell.
Income from operations for the three months ended June 30, 2015 increased by $21.9 million or 67.4% compared with the same period in 2014 primarily due to the income impact of increased revenues partially offset by an increase in operating expense at The Cromwell due to its opening in the prior year. Adjusted EBITDA for the three months ended June 30, 2015 increased $20.0 million or 28.7% as compared with the same period in 2014 primarily due to the income impact of increased revenues partially offset by an increase in operating expenses at The Cromwell due to the opening in the prior year.
Six months ended June 30, 2015 results compared with June 30, 2014
Net revenues for the six months ended June 30, 2015 increased by $44.6 million or 7.6% compared to the same period in 2014 due to increases in all categories of revenue. The increases continue to be primarily driven by renovated rooms at The LINQ Hotel & Casino and the opening of The Cromwell offset by a decrease in revenue due to the April 2015 smoking ban at Harrah's New Orleans. Total trips increased by approximately 2.9% during the six months ended June 30, 2015 when compared to the same period in 2014 primarily driven by a 3.8% increase in trips by non-lodgers partially offset by a decrease in trips by lodgers. Total spend per trip decreased slightly by 1.5% for the six months ended June 30, 2015 versus the same period in 2014. The shift to non-lodgers who typically spend less caused combined spend per trip to decline. Gross casino hold increased slightly from 11.3% to 11.7% for the six months ended June 30, 2015 compared to the same period in 2014.
Room revenues for the six months ended June 30, 2015 and 2014 were $156.8 million and $134.6 million, respectively. Cash average daily room rates for the six months ended June 30, 2015 increased to $123, or approximately 15.0%, when compared to $107 for the same period in 2014, primarily due to renovated rooms available at The LINQ Hotel & Casino and the increase in resort fees in late 2014. Average daily occupancy was 93.3% for the six months ended June 30, 2015 and 91.3% for the same period in 2014. RevPar for the six months ended June 30, 2015 and 2014 was $114 and $100, respectively.
Food and beverage revenues for the six months ended June 30, 2015 and 2014 were $121.9 million and $114.0 million, respectively. The increase of $7.9 million, or 6.9%, in food and beverage revenue was driven largely by new offerings that opened in 2014 across the portfolio including various new venues at The Cromwell.
Other revenues for the six months ended June 30, 2015 and 2014 were $75.3 million and $68.9 million, respectively. The increase of $6.4 million, or 9.3%, was primarily due to the opening of The Cromwell.
Income from operations for the six months ended June 30, 2015 increased by $24.9 million or 31.4% compared with the same period in 2014 primarily due to the income impact of increased revenues partially offset by an increase in operating expense at The Cromwell due to the opening in the prior year. Adjusted EBITDA for the six months ended June 30, 2015 increased $24.2 million or 16.7% as compared with the same period in 2014 primarily due to the income impact of increased revenues partially offset by an increase in operating expense at The Cromwell due to the opening in the prior year.
Incentives are often provided for customers to stay and play at our properties. Incentives are provided to customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted products, gaming credits, food and beverage, hotel room credits, and other forms. The retail value of accommodations, food and beverage, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above include all promotional allowances. CGPH believes their allocation of promotional allowances to be within industry standards and appropriate for our brands and competitive environment.
Other Factors Affecting Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2015	2014	Change	2015	2014	Change
Interest expense, net of interest capitalized	$(39.6)	$(61.4)	$21.8	$(79.2)	$(76.3)	$(2.9)
Loss on extinguishment of debt	—	(23.2)	23.2	—	(23.8)	23.8
Provision for income taxes	—	(4.1)	4.1	—	(11.6)	11.6
Interest Expense, Net of Interest Capitalized
Interest expense, net of interest capitalized, decreased by $21.8 million for the three months ended June 30, 2015 compared with the same period in 2014 and increased by $2.9 million for the six months ended June 30, 2015 compared with the same period in 2014. The change is primarily related to the debt incurred in May 2014 by CGPH to fund the Acquired Properties Transaction and Harrah's Transaction. Interest expense, net of interest capitalized, due to these transactions was $37.4 million and $53.3 million for the three months ended June 30, 2015 and 2014, respectively, and $73.5 million and $53.3 million for the six months ended June 30, 2015 and 2014, respectively.
Interest expense, net of interest capitalized, related to Planet Hollywood was immaterial and $5.3 million for the three months ended June 30, 2015 and 2014, respectively, and immaterial and $14.9 million for the six months ended June 30, 2015 and 2014, respectively. The Planet Hollywood secured loan was repaid in May 2014.
Additional interest expense, net of interest capitalized, totaled $2.2 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively, and $5.7 million and $8.1 million for the six months ended June 30, 2015 and 2014, respectively, related to the Cromwell Credit Facility, Special Improvement District Bonds, capital leases and other financing obligations.
Loss on Extinguishment of Debt
The Planet Hollywood secured loan contained excess cash flow provisions which required mandatory prepayments when certain conditions were met. Prepayments in excess of the recorded book value of principal owed were recorded in Loss on extinguishment of debt in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). Loss on extinguishment of debt decreased $23.2 million for the three months ended June 30, 2015 compared to the same period in 2014 and $23.8 million for the six months ended June 30, 2015 compared to the same period in 2014 due to the payoff of the Planet Hollywood Loan in May 2014 in conjunction with the Second Lien Intercreditor Agreement, as defined in the Intercreditor Agreement and Collateral Agreement section below.
Provision for Income Taxes
Prior to the Acquired Properties Transaction and Harrah’s Transaction, income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if these entities, with the exception of PHWLV, filed separate U.S. federal and state income tax returns through October 21, 2013. For the three and six months ended June 30, 2014, we recorded a tax provision of $4.1 million and $11.6 million, respectively, on pretax income of $52.1 million and $20.8 million, respectively. This resulted in an effective tax rate of (7.9)% and (55.8)% for the three and six months ended June 30, 2014, respectively, which differs from the expected federal tax rate of 35% primarily due to PHWLV LLC income not taxed as PHWLV is a pass-through entity for income tax purposes. CGPH income subsequent to May 2014 are not tax impacted at the CGPH level as CGPH became a disregarded entity for income tax purposes starting in May 2014 whereby all income or loss is passed through to our parent company, CGP LLC, which is treated as a flow through entity for income tax purposes.
See Note 10 — Income Taxes in our Combined and Consolidated Condensed Financial Statements included in this report for additional information.
Reconciliations of Non-GAAP Financial Measures
CGPH uses Adjusted EBITDA as a supplemental measure of its financial performance. EBITDA is comprised of net income before (i) interest expense, net of capitalized interest, (ii) interest income, (iii) provision for income taxes, and (iv) depreciation and amortization expense. Adjusted EBITDA is comprised of EBITDA, further adjusted for certain items that CGPH does not consider indicative of its ongoing operating performance.
The financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA is a non-GAAP financial measure that is reconciled to its most comparable GAAP measure below. Adjusted EBITDA is included because management believes that Adjusted EBITDA provides investors with additional information that allows a better understanding of the results of operational activities separate from the financial impact of capital investment decisions made for the long-term benefit of CGPH.
Because not all companies use identical calculations, the presentation of CGPH's EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	Three Months Ended June 30,
(In millions)	2015	2014
Net income/(loss)	$14.8	$(56.2)
Provision for income taxes	—	4.1
Income/(loss) before income taxes	14.8	(52.1)
Interest expense, net of interest capitalized	39.6	61.4
Depreciation and amortization	31.6	25.2
EBITDA	86.0	34.5
Loss on extinguishment of debt (1)	—	23.2
Write-downs, reserves and project opening costs, net of recoveries (2)	2.4	7.5
Acquisition and integration costs	0.2	4.3
Stock-based compensation (3)	1.0	—
Other (4)	—	0.1
Adjusted EBITDA	$89.6	$69.6

	Six Months Ended June 30,
(In millions)	2015	2014
Net income/(loss)	$25.0	$(32.4)
Provision for income taxes	—	11.6
Income/(loss) before income taxes	25.0	(20.8)
Interest expense, net of interest capitalized	79.2	76.3
Depreciation and amortization	57.4	47.3
EBITDA	161.6	102.8
Loss on extinguishment of debt (1)	—	23.8
Write-downs, reserves and project opening costs, net of recoveries (2)	4.7	13.4
Acquisition and integration costs	0.4	4.3
Stock-based compensation (3)	1.9	—
Other (4)	0.1	0.2
Adjusted EBITDA	$168.7	$144.5
_________________________

(1)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(2)	Amounts primarily represent development costs related to the construction of The Cromwell and the renovation of The LINQ Hotel & Casino.

(3)	Amounts represent non-cash stock based compensation expense.

(4)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as severance expense.
Liquidity and Capital Resources
Capital Spending
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities to maintain our quality standards. We may pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities while cash used for development projects is typically funded from specific project financing and additional debt offerings.
Future development projects could require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects would be contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. In addition, we must also comply with covenants and restrictions set forth in our debt instruments, further described in Capital Resources below.

During the three months ended June 30, 2015 and 2014, capital expenditures net of related payables were $69.1 million and $86.3 million, respectively, primarily related to construction at The LINQ Hotel & Casino and The Cromwell. Capital expenditures net of related payables for The LINQ Hotel & Casino were $55.8 million and $16.1 million for the three months ended June 30, 2015 and 2014, respectively. Capital expenditures net of related payables for The Cromwell were $51.1 million for the three months ended June 30, 2014.
During the six months ended June 30, 2015 and 2014, capital expenditures net of related payables were $109.1 million and $153.0 million, respectively, primarily related to construction at The LINQ Hotel & Casino and The Cromwell. Capital expenditures net of related payables for The LINQ Hotel & Casino were $85.7 million and $23.0 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures net of related payables for The Cromwell were $94.8 million for the six months ended June 30, 2014.
The Cromwell's gaming floor opened in April 2014 and its 188 hotel rooms became available to guests starting in May 2014. The renovation of The LINQ Hotel & Casino was fully completed and available to guests in early May 2015.
Liquidity
CGPH's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and the Revolving Credit Facility, as defined below. Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. CGPH's operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGPH's ability to refinance debt will depend upon numerous factors such as market conditions, our financial performance, and the limitations applicable to such transactions under our financing documents.
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee. On May 8, 2014, CGPH closed on $1.175 billion of term loans pursuant (the "CGPH Term Loan") to a credit agreement. As of June 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH’s outstanding debt securities.
In November 2012, The Cromwell entered into a $185.0 million, seven-year senior secured credit facility bearing interest at the London Inter-Bank Offered Rate ("LIBOR") plus 9.75% with a LIBOR floor of 1.25% to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel. As of June 30, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
Our cash and cash equivalents, excluding restricted cash, totaled $109.9 million as of June 30, 2015, compared to $103.1 million as of December 31, 2014. Restricted cash totaled $6.4 million as of June 30, 2015 and $7.7 million as of December 31, 2014. Our restricted cash consists of cash reserved under our loan agreements for development projects and interest service.
As of June 30, 2015 and December 31, 2014, respectively, we had $2,101.4 million and $2,051.5 million, face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the six months ended June 30, 2015 and 2014 was $80.5 million and $26.2 million, respectively.
Our ability to fund our operations, pay our debt obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could impact our ability to fund our liquidity needs, pay our indebtedness and secure additional funds through financing activities. We believe that our cash and cash equivalents balance, our short-term and long-term restricted cash balances and our cash flows from operations herein will be sufficient to meet our normal operating requirements during the next 12 months and to fund capital expenditures.
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, in connection with the Second Closing, US Bank National Association, as trustee under the 2022 Notes (in such capacity, the "Trustee"), entered into a second lien intercreditor agreement (the "Second Lien Intercreditor Agreement") with Credit Suisse AG, Cayman Islands Branch, as collateral agent under the First Lien Collateral Agreement (as defined below) (in such capacity, the "First Lien Collateral Agent") that establishes the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations, including the $1.325 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of the CGPH Term Loan and the Revolving Credit Facility, as defined below, and certain other matters relating to the administration of security interests.

On May 20, 2014, the Borrower, the subsidiary guarantors and the First Lien Collateral Agent also entered into the collateral agreement (first lien) (the "First Lien Collateral Agreement") and other security documents defining the terms of the security interests that secure the Senior Secured Credit Facilities, the related guarantees and Other First Priority Lien Obligations (as defined therein). These security interests will secure the payment and performance when due of all of the obligations of the Borrower and the subsidiary guarantors under the Senior Secured Credit Facilities, the related guarantees and the security documents.
Additionally, the Issuers, the subsidiary guarantors and the Trustee also entered into the collateral agreement (second lien) (the "Second Lien Collateral Agreement") and other security documents defining the terms of the security interests that secure the 2022 Notes, the related guarantees and Other Second Lien Obligations (as defined therein). These security interests will secure the payment and performance when due of all of the obligations of the Issuers and the subsidiary guarantors under the 2022 Notes, the related guarantees, the indenture governing the 2022 Notes and the security documents.
Subject to the terms of the security documents described above, including the First Lien Collateral Agreement and the Second Lien Collateral Agreement, the Borrower (or Issuers, as applicable) and the subsidiary guarantors have the right to remain in possession and retain exclusive control of the collateral securing the 2022 Notes and the Senior Secured Credit Facilities (other than any cash, securities, obligations and cash equivalents constituting part of the collateral and deposited with the First Lien Collateral Agent in accordance with the provisions of the security documents and other than as set forth in such security documents), to freely operate the collateral and to collect, invest and dispose of any income therefrom.
Capital Resources
We have early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 and reclassified $9.3 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in our Consolidated Condensed Balance Sheets as of December 31, 2014. See Note 2 — Recently Issued Accounting Pronouncements in the Notes to Combined and Consolidated Condensed Financial Statements.
Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of The Cromwell, The LINQ Hotel & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties was funded by CGPH with cash on hand contributed by CGP LLC and the proceeds of $700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in connection with the Second Closing as described in Escrow Release below.
Caesars Growth Properties Holdings Senior Secured Credit Facility
    On May 8, 2014, CGPH closed on the $1.175 billion term loan pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). CGPH used $476.9 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement (as defined below) and recognized $23.8 million loss on early extinguishment of debt. The proceeds were also used to fund the Acquired Properties Transaction and Harrah's Transaction.
The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of June 30, 2015, $60.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement, and each note has a contractual maturity of less than one year. The Revolving Credit Facility has a contractual maturity of greater than one year and we have the ability to repay the outstanding principal balances beyond the next 12 months; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Condensed Balance Sheets. In July 2015, the Company repaid $15 million of borrowings on its Revolving Credit Facility, leaving a balance of $45 million of borrowings outstanding.
Pursuant to an escrow agreement, dated as of May 8, 2014, among US Bank National Association, as escrow agent and securities intermediary, the Administrative Agent and the Borrower, the Borrower deposited the gross proceeds of the CGPH Term Loan, together with additional amounts necessary to repay the First Closing Term Loan, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.

Borrowings under the CGPH Term Loan bear interest at a rate equal to, at the Borrower’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the administrative agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR Loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH’s senior secured leverage ratio. In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of June 30, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $29.1 million and net of unamortized debt issuance costs of $5.1 million. The effective interest rate was 6.86%.
The CGPH Term Loan is guaranteed by the Parent and the material, domestic wholly-owned subsidiaries of CGPH (subject to exceptions), and is secured by a pledge of the equity interest of CGPH directly held by the Parent and substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
The CGPH Term Loan includes negative covenants, subject to certain exceptions, restricting or limiting CGPH's ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates and (viii) designate their subsidiaries as unrestricted subsidiaries. The CGPH Term Loan also contains customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined. As of June 30, 2015, CGPH's SSLR was 3.26 to 1.00.
As of June 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee. The Issuers deposited the gross proceeds of the offering of the 2022 Notes, together with additional amounts necessary to redeem the 2022 Notes, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.
As of June 30, 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $13.6 million and net of unamortized debt issuance costs of $1.9 million. The effective interest rate was 9.84%.
The 2022 Notes are secured by substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
The 2022 Notes include negative covenants, subject to certain exceptions, restricting or limiting CGPH's ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain assets to secure debt; (vi) consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; (vii) enter into certain transactions with their affiliates and (viii) designate their subsidiaries as unrestricted subsidiaries. The 2022 Notes also contain customary affirmative covenants and customary events of default, subject to customary or agreed-upon exceptions, baskets and thresholds (including equity cure provisions).

As of June 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Registration Rights Agreement. In connection with the issuance of the 2022 Notes, the Issuers were subject to a registration rights agreement that required the Company to use its commercially reasonable efforts to prepare, to cause to be filed with the Securities and Exchange Commission, and to become effective on or prior to April 17, 2015, a registration statement with respect to the 2022 Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Initial 2022 Notes"). Accordingly, the Company filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and Amendments to such Registration Statement on May 18, 2015 and May 29, 2015. The Registration Statement was declared effective on June 26, 2015 (the “Effective Date”).
Since the Effective Date was not on or prior to April 17, 2015, the Company incurred additional interest on the 2022 Notes of 0.25% annually beginning April 18, 2015, which increased to 0.50% annually from July 18, 2015 until the consummation of the exchange offer on July 28, 2015. Upon the consummation of the exchange offer, the Initial 2022 Notes that were exchanged were replaced with new notes (the “Exchange Notes” and, together with the Initial 2022 Notes, the “2022 Notes”), whose terms are substantially identical to that of the Initial 2022 Notes, except that the Exchange Notes have no transfer restrictions or registration rights. The 2022 Notes are co-issued by the Issuers, as well as jointly and severally, irrevocably and unconditionally guaranteed by CGPH and each of its wholly-owned, domestic, restricted subsidiaries on a senior secured basis (other than Caesars Growth Properties Finance, Inc.). In addition, CGPH is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
Planet Hollywood Amended and Restated Loan Agreement
In connection with the 2010 acquisition of Planet Hollywood and the related assumption of debt, Planet Hollywood entered into the Amended and Restated Loan Agreement (the "Planet Hollywood Loan Agreement") with Wells Fargo Bank, N.A., as trustee for The Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates, Series 2007- TFL2. On October 26, 2011, Planet Hollywood exercised its option to extend the Planet Hollywood senior secured loan to 2013. On December 5, 2013 the loan maturity was again extended to April 2015. This loan was secured by the assets of PHWLV.
In May 2014, the $476.9 million senior secured term loan of PHWLV was paid in full. CGPH recognized a $23.8 million loss on extinguishment of the Planet Hollywood senior secured loan.
Cromwell Credit Facility
In November 2012, Corner Investment Propco, LLC ("PropCo"), a wholly-owned subsidiary of The Cromwell, entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as The Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Cromwell owns the property and the dayclub/nightclub is leased to a third party. The proceeds of the Cromwell Credit Facility were funded during the fourth quarter of 2012 and are included as Restricted cash on the Consolidated Condensed Balance Sheets until drawn to pay for costs incurred in the renovation. The Cromwell’s gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
As of June 30, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $4.2 million and net of unamortized debt issuance costs of $1.7 million. The effective interest rate was 11.89%.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain, for the quarters ended December 31, 2014 and March 31, 2015, at least $7.5 million in consolidated EBITDA from PropCo, including the third-party leased dayclub/nightclub operations (the "Consolidated PropCo EBITDA"). Beginning in the second quarter of 2015 and continuing through the first quarter of 2016, the Cromwell Credit Facility requires PropCo to maintain a SSLR of no more than 5.25 to 1.00, which is the ratio of PropCo's first lien senior secured net debt to Consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of June 30, 2015, PropCo's SSLR was 4.40 to 1.00.
During the quarters ended December 31, 2014 and March 31, 2015, PropCo failed to meet the covenant of achieving Consolidated PropCo EBITDA of at least $7.5 million. The Cromwell Credit Facility allows us to cure this covenant by making a cash cure payment. Such payments were made on March 31, 2015 during the permitted cure period for the quarter ended December 31, 2014 and on May 22, 2015 during the permitted cure period for the quarter ended March 31, 2015. The Cromwell Credit Facility allows this right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.

As of June 30, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
Capital Leases
We have entered into multiple capital leases for gaming and wireless internet equipment. The assets related to these capital leases were included in Land, property and equipment, net in the accompanying Consolidated Condensed Balance Sheets, and within Furniture, fixtures, and equipment in Note 3 — Land, Property and Equipment, net to the CGPH Combined and Consolidated Condensed Financial Statements. The leases have an outstanding liability balance of $2.2 million as of June 30, 2015.
Special Improvement District Bonds
In 2008, Bally's Las Vegas entered into a District Financing Agreement with Clark County, Nevada (the "County"). In accordance with the agreement, the County issued Special Improvement District Bonds to finance land improvements at Bally's Las Vegas and at an affiliate casino property, Caesars Palace. Of the total bonds issued by the County, $16.5 million was related to Bally's Las Vegas. These bonds bear interest at 5.30%, have principal and interest payments on June 1st of every year and interest only payments on December 1st of every year. The Special Improvement District Bonds mature on August 1, 2037.
Financing Obligations
During 2013, we entered into multiple finance agreements for a total of $7.2 million for gaming equipment. The assets related to these agreements are included in Land, property and equipment, net of accumulated depreciation in the accompanying Consolidated Condensed Balance Sheets, and within Furniture, fixtures, and equipment in Note 3 — Land, Property and Equipment, net.
The Cromwell and Harrah's New Orleans Promissory Notes
In November 2013, The Cromwell entered into a $15.5 million unsecured promissory note, payable to Caesars Entertainment and bearing interest at 11%. Interest was to be accrued semi-annually in June and December. There were no financial covenants required under the note.
In December 2002, Harrah's New Orleans entered into a $123.7 million unsecured promissory note, payable on demand to Caesars Entertainment Operating Company, Inc. ("CEOC") bearing interest at 8% with no scheduled repayment terms. There were no financial covenants required under the note. Any amount of principal and interest not paid when due bore additional interest at 2%. Accrued interest was settled on a monthly basis with charges to transactions with parents and affiliates, net.
On March 31, 2014, all existing related party debt, including accrued interest, was settled for The Cromwell with Caesars Entertainment and for Harrah's New Orleans with CEOC. The settlement was accounted for as a net equity contribution in the amount of $139.9 million.
Escrow Release
In connection with the Second Closing, CGPH repaid in full the $700.0 million First Closing Term Loan and the $476.9 million senior secured term loan of PHWLV. The purchase price of the Second Closing and the repayment of the debt noted in the prior sentence were funded by the Borrower with the proceeds of the 2022 Notes and CGPH Term Loan of the Borrower, which were previously held in escrow.
The Issuers were, prior to the release of such proceeds from escrow, not in compliance with the covenant in the indenture governing the 2022 Notes stating that they will not own, hold or otherwise have any interest in any assets other than the escrow account and cash or cash equivalents prior to the expiration of the escrow period as defined in the indenture governing the 2022 Notes. Upon the release of the proceeds of the 2022 Notes from escrow, the Issuers cured such default.
Other Obligations and Commitments
The table below summarizes CGPH's debt and related interest obligations as of June 30, 2015.

	Payments due by Period (1)
(In millions)	Total	Remainder of 2015	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value (2)	$2,101.4	23.8	$90.3	$201.6	$1,785.7
Estimated interest payments to third parties (3)	1,055.5	80.6	492.2	328.4	154.3
_________________________

(1)	Reflects a reduction of interest to be paid as a result of prepayments of debt made by CGPH in July 2015 as disclosed above.

(2)	Includes a capital lease obligation of $2.2 million.

(3)	Estimated interest for variable rate debt included in this table is based on projected rates at June 30, 2015.

Off-Balance Sheet Arrangements
CGPH did not have any off-balance sheet arrangements at June 30, 2015 or December 31, 2014.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CGPH Combined and Consolidated Condensed Financial Statements.
Supplemental Disclosure of Non-GAAP Financial Measure
Adjusted EBITDA - Restricted
Adjusted EBITDA - Restricted is defined as EBITDA further adjusted to exclude certain non-cash and other items required or permitted in calculating covenant compliance under the indenture governing the CGPH credit facility. Specifically, Adjusted EBITDA - Restricted excludes Corner Investment Company, LLC and its subsidiaries, which are qualified non-recourse subsidiaries of CGPH, consistent with the calculations used to determine compliance with debt covenants under the credit facility.
Because not all companies use identical calculations, the presentation of CGPH's Adjusted EBITDA - Restricted may not be comparable to other similarly titled measures of other companies.
The following table reconciles Net income - Restricted to Adjusted EBITDA - Restricted:

	Three Months Ended June 30,
(In millions)	2015	2014
Net income/(loss)	$14.8	$(56.2)
Less: Net loss - Unrestricted	(1.0)	(2.9)
Net income/(loss) - Restricted	15.8	(53.3)
Provision for income taxes - Restricted	—	6.1
Income/(loss) before income taxes - Restricted	15.8	(47.2)
Interest expense, net of interest capitalized	34.2	58.4
Depreciation and amortization	27.4	23.6
Loss on extinguishment of debt (1)	—	23.2
Write-downs, reserves and project opening costs, net of recoveries	2.4	2.5
Acquisition and integration costs	0.2	4.3
Stock-based compensation	0.9	—
Other (2)	—	0.1
Adjusted EBITDA - Restricted	$80.9	$64.9

	Six Months Ended June 30,
(In millions)	2015	2014
Net income/(loss)	$25.0	$(32.4)
Less: Net loss - Unrestricted	(7.5)	(8.6)
Net income/(loss) - Restricted	32.5	(23.8)
Provision for income taxes - Restricted	—	16.7
Income/(loss) before income taxes - Restricted	32.5	(7.1)
Interest expense, net of interest capitalized	68.4	70.6
Depreciation and amortization	49.3	45.7
Loss on extinguishment of debt (1)	—	23.8
Write-downs, reserves and project opening costs, net of recoveries	4.5	2.7
Acquisition and integration costs	0.4	4.3
Stock-based compensation	1.7	—
Other (2)	0.1	0.2
Adjusted EBITDA - Restricted	$156.9	$140.2
_________________________

(1)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(2)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA - Restricted but not separately identified, such as severance and relocation expense.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning that may identify forward-looking statements and are found at various places throughout this Form 10-Q. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-Q, are based on our current expectations about future events and are estimates reflecting the best judgment of CAC and CGPH’s management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CGPH may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•
CGPH's dependence on Caesars Entertainment and its subsidiaries (including Caesars Enterprise Services, LLC ("CES")) to provide support and services, as well as CGPH's dependence on Caesars Entertainment’s and CES's senior management’s expertise and its participation in Caesars Entertainment’s Total Rewards loyalty program;

•	the effects of a default by Caesars Entertainment or CEOC on certain debt obligations;

•	Caesars Entertainment's interests may conflict with CGPH’s interests and may possibly keep all potential development opportunities for itself;

•	the adverse effects due to the bankruptcy filing of CEOC and certain of its subsidiaries;

•
the effects if a third-party successfully challenges Caesars Entertainment or its affiliates ownership of, or right to use, the intellectual property owned or used by subsidiaries of Caesars Entertainment, which CGPH licenses for use in its businesses;

•	the difficulty of operating CGPH’s business separately from Caesars Entertainment and managing that process effectively could take up a significant amount of management’s time;

•	CGPH's business model and short operating history;

•
CGPH's ability to realize the anticipated benefits of current or potential future acquisitions, including the Acquired Properties Transaction and Harrah's Transaction, and the ability to timely and cost-effectively integrate assets, including the properties being acquired in connection with the Acquired Properties Transaction and Harrah's Transaction, and companies that CGPH acquires into its operations;

•
The effect of any lawsuits against CAC, CGP LLC or CGPH related to the October 2013 CGP LLC joint venture formation between subsidiaries of Caesars Entertainment and CAC and the Acquired Properties Transaction and Harrah's Transaction;

•	the additional capital that CGPH may require to support business growth may not be available on acceptable terms;

•	the adverse effects if extensive governmental regulation and taxation policies, which are applicable to CGPH, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGPH’s business to reductions in discretionary consumer spending;

•	the rapidly growing and changing industry in which CGPH operates;

•	any failure to protect CGPH’s trademarks or other intellectual property;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•
the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition Planet Hollywood, The Cromwell, The LINQ Hotel & Casino, and Bally's Las Vegas face from other hotel casino resorts in Las Vegas and Harrah's New Orleans will face from other regional casinos and resorts;

•	CGPH's ability to expand into international markets in light of additional business, regulatory, operational, financial and economic risks associated with such expansion;

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility; and

•	the other factors set forth under “Risk Factors.”
Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. CGPH disclaims any obligation to update the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated or, if no date is stated, as of the date of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations.
Planet Hollywood had an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0%, which matured on April 9, 2015.
Assuming a constant outstanding balance for our variable rate debt with third parties, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $3.8 million. At June 30, 2015, the weighted average USD LIBOR rate on our variable rate debt was 0.27%. A hypothetical reduction of this rate to zero would decrease interest expense for the next twelve months by $0.1 million.
CGPH does not purchase or hold any derivative financial instruments for trading purposes.
As of June 30, 2015, our long-term variable rate debt reflects borrowings under our Credit Facilities provided to us by a consortium of banks with a total capacity of $1,496.6 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of Caesars Acquisition Company, the Company's managing member, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of Caesars Acquisition Company's Annual Report on Form 10-K for the year ended December 31, 2014, the Caesars Acquisition Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015.
In light of the material weaknesses as of June 30, 2015, prior to the filing of this Form 10-Q for the period ended June 30, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
The changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are discussed below.
Previously Identified Material Weaknesses
As reported in Caesars Acquisition Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified the following material weaknesses in internal control over financial reporting related to its risk assessment process for non-gaming activities which did not adequately assess risk at an appropriate level of detail to allow for (i) the design of controls with the appropriate precision and responsiveness to address those risks, (ii) the design of controls to validate the completeness and accuracy of underlying data used in the performance of controls over the determination of significant estimates, accounting transactions and disclosures, (iii) the timely and effective implementation of controls, including evidence of operating effectiveness, and (iv) effective monitoring of the controls. Accordingly, a reasonable possibility exists that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis.

We are engaged in various stages of remedial actions to address the material weaknesses described above. We are using both internal and external resources to assist in the following actions:

•
Reviewing the accounting and financial assurance organizations to ensure an appropriate organization and skills to sustain the remedial actions. This includes performing training to enhance knowledge and skills of the finance team and hiring of additional skilled resources, as appropriate.

•
Enhancing the Company’s SOX monitoring program including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems, and applications.

•
Performing a comprehensive review of the Company’s accounting processes including controls to ensure the processes and controls are adequately designed, clearly documented and appropriately communicated to enhance control ownership throughout the finance organization.

•
Evaluating and designing of controls to address the completeness and accuracy of data used to support key estimations, accounting transactions and disclosures, primarily associated with spreadsheets and other key reports.

•	Implementing new systems and tools to automate manual processes, to document and monitor adherence to standardized processes and controls.

•	Reviewing and updating accounting policies to ensure they address the Company’s current environment.
The Company believes the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of June 30, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the “Nevada Lawsuit”) in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the “CAC Directors”). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger, specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys’ fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
On April 20, 2015, CAC received a demand for production of CAC's books and records pursuant to Section 220 of the Delaware General Corporation Law on behalf of a purported stockholder. The alleged purpose of the demand is to investigate potential misconduct and breaches of fiduciary duties by CAC's directors and explore certain remedial measures in connection with the Proposed Merger. After exchanging correspondence with purported shareholder’s counsel, CAC began and is currently engaged in producing documents as required by Section 220.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC (“CERP”), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, the motion was argued in December 2014, and was denied in March 2015. During the pendency of its Chapter 11 bankruptcy proceeding, the action has been automatically stayed with respect to CEOC. Discovery in the action is underway, with a current deadline of September 30, 2015.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action in October 2014. On January 16, 2015, the claims against the first lien note holder defendants were voluntarily dismissed and on June 29, 2015, the declaratory judgment claim against the second lien note holder defendants was also voluntarily dismissed. On July 6, 2015, the claim for tortious interference with prospective economic advantage brought by CEOC against the second lien note holders was voluntarily dismissed, as well, leaving in the action only the tortious interference with prospective economic advantage claim brought by CEC against the second lien note holder defendants. On July 20, 2015, the Court granted the second lien note holder defendants’ motion to dismiss that claim and ordered that the action be marked disposed. CAC and CGP LLC are not parties to this lawsuit.

On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Parent Guarantee Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceeding, the court denied a motion to dismiss both lawsuits with respect to CEC and discovery is ongoing with respect to the plaintiffs' claims against CEC. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank (“UMB”), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint ("the "First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015 (the “RSA”), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 13 Notice”) from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the “February 18 Notice”) from BOKF, N.A. (“BOKF”), in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the “12.75% Second-Priority Notes”). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed an additional Parent Guarantee Lawsuit against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a Parent Guarantee Lawsuit against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs brings claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits. CEC filed its answer to the BOKF complaint on March 25, 2015, and its answer to the UMB complaint is due on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. CEC filed its opposition to those motions on July 24, 2015, and the motions are expected to be fully briefed by August 7, 2015. The parties are separately also engaged in discovery in both actions. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the Debtors’ reorganization by threatening the Debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
In accordance with the terms of the applicable indentures and as previously disclosed, Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believes the demands for payment are meritless. The claims against CEOC have been stayed due to the Chapter 11 process and, in some instances, the actions against CEC have been allowed to continue.
We believe that the claims and demands described above against CAC and CGP LLC in the First Lien Lawsuit and Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the First Lien Lawsuit and Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the First Lien Lawsuit or the Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund (“NRF”), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries (“CEC Group”) from the plan. NRF claims that CEOC’s bankruptcy presents an “actuarial risk” to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF’s authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group’s obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted. Absent a resolution, CEC has informed us that it expects the Bankruptcy Court to set an argument schedule at another hearing set for August 19, 2015.
CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of CEC received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating CEOC’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. CEC responded to FinCEN's letter on January 13, 2014. Additionally, CEC has been informed that a federal grand jury investigation regarding CEC's anti-money laundering practices and procedures is ongoing. CEC and Caesars palace have been fully cooperating with both the FinCEN and grand jury investigations since October 2013. On April 29, 2015, representatives of Caesars Palace met with representatives of the various governmental entities involved. At that meeting, the governmental parties reviewed with the representatives of Caesars Palace in general terms the results of their investigations and proposed a range of potential settlement outcomes, including fines in the range of $12 million to $20 million. Representatives of Caesars Palace have held meetings with the governmental parties during June and July 2015 to further discuss the resolution of these matters. Caesars Palace is a subsidiary of CEOC and, because of CEOC’s Chapter 11 bankruptcy filing on January 15, 2015, has been, together with CEOC’s other subsidiaries, deconsolidated from CEC’s financial results. Casino properties owned by subsidiaries of CGPH are managed by subsidiaries of CEC.
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Item 1A. Risk Factors
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are a highly leveraged business. As of June 30, 2015, we had $2,101.4 million face value of outstanding debt (which includes $183.3 million of assumed debt related to The Cromwell). Assuming constant outstanding balances and interest rates, our debt service obligation for the next twelve months would be $161.1 million (which includes obligations under the assumed debt related to The Cromwell), comprised solely of interest payments.
Our substantial indebtedness could:

•	limit our ability to borrow money for our working capital, capital expenditures, development projects, debt service requirements, strategic initiatives or other purposes;

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and the repayment of our indebtedness thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, developing new gaming facilities, introducing new technologies or exploiting business opportunities;

•	affect our ability to renew gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest.
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the Notes.
Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	our future ability to borrow under the Senior Secured Credit Facilities, the availability of which depends on, among other things, our complying with the covenants thereunder.

We may be unable to generate sufficient cash flow from operations, or unable to draw under our Senior Secured Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs. If we are unable to service our debt obligations, we cannot assure you that our business will continue in its current state and your interests as a noteholder may be adversely affected.
We may incur significantly more debt in the future, which could adversely affect our ability to pursue certain opportunities.
We and our subsidiaries may be able to incur substantial indebtedness at any time, and from time to time, including in the near future. Although the terms of the Senior Secured Credit Facilities and the indenture governing the Notes contain restrictions on our ability to incur additional indebtedness, those restrictions will be subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.
If we significantly leverage ourselves, we will be subject to considerable interest payment expenses that could adversely affect our ability to obtain additional financing. Further, once we have a highly leveraged capital structure, we may lose certain advantages that we have against competitors, making the pursuit of capital-intensive opportunities more challenging.

Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our Senior Secured Credit Facilities and the indenture governing the Notes contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
We have pledged a significant portion of our assets as collateral under the Senior Secured Credit Facilities and the Notes. If any of our lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.
Under the Senior Secured Credit Facilities, except during a covenant suspension period as defined in the credit agreement governing the Senior Secured Credit Facilities, we are required to comply on a quarterly basis with a maximum first-priority net senior secured leverage ratio of no more than 6.00 to 1.00. This ratio is calculated based on the aggregate principal amount of certain senior first-priority secured debt net of the amount of unrestricted cash on hand. In addition, for purposes of determining compliance with such financial maintenance covenant for any fiscal quarter, we may exercise an equity cure by issuing certain permitted securities for cash or otherwise receiving cash contributions to the capital of the Company or any of its direct or indirect parent that will, upon the receipt by the Company of such cash, be included in the calculation of Adjusted EBITDA. The equity cure right may not be exercised in more than three fiscal quarters during any period of four consecutive fiscal quarters or more than six fiscal quarters during any period of eight consecutive fiscal quarters. Under the Senior Secured Credit Facilities, we may also be required to meet specified leverage ratios in order to take certain actions, such as incurring certain debt or making certain acquisitions and asset sales. Many factors affect our continuing ability to comply with these covenants, including (a) changes in gaming trips, spend per trip and hotel metrics, which are correlated to a consumer recovery, (b) increases in cost-savings actions, (c) asset sales, (d) additional debt financings, (e) equity financings, (f) delays in investments in new developments, or (g) a combination thereof. Our ability to meet these ratios can be affected by events beyond our control, and there can be no assurance that we will meet these ratios.
A failure to comply with the covenants contained in the Senior Secured Credit Facilities or our other indebtedness could result in an event of default thereunder, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under the Senior Secured Credit Facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us, including under the Revolving Credit Facility;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; and/or

•	require us to apply all of our available cash to repay these borrowings.

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facilities and our other indebtedness could proceed against the collateral granted to them to secure that indebtedness.
If the indebtedness under the Notes, the Senior Secured Credit Facilities or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
Repayment of our debt, including required principal and interest payments on the Notes, is dependent on cash flow generated by our subsidiaries.
Our subsidiaries currently own a portion of our assets and conduct a portion of our operations. Accordingly, repayment of our indebtedness, including the Notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to the Issuers, by dividend, debt repayment or otherwise. Our subsidiaries do not have any obligation to pay amounts due on the Notes or to make funds available for that purpose (other than with respect to the subsidiary guarantees). Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the Notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries we may be unable to make required principal and interest payments on our indebtedness, including the Notes.
If the Issuers default on their obligations to pay their other indebtedness, the Issuers may not be able to make payments on the Notes.
Any default under the agreements governing the indebtedness of the Issuers, including a default under the Senior Secured Credit Facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could leave the Issuers unable to pay principal, premium, if any, or interest on the Notes and could substantially decrease the market value of the Notes. If the Issuers are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on their indebtedness, or if the Issuers otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing their indebtedness (including the Senior Secured Credit Facilities), the Issuers could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Credit Facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against the assets of the Issuers, and the Issuers could be forced into bankruptcy or liquidation. If the operating performance of the Issuers decline, the Issuers may in the future need to seek waivers from the required lenders under the Senior Secured Credit Facilities to avoid being in default. If the Issuers breach their covenants under the Senior Secured Credit Facilities and seek a waiver, the Issuers may not be able to obtain a waiver from the required lenders. If this occurs, the Issuers would be in default under the Senior Secured Credit Facilities, the lenders could exercise their rights as described above, and the Issuers could be forced into bankruptcy or liquidation.

Risks Related to Our Dependence on CES and Caesars Entertainment
We are dependent on CES to provide corporate services, back-office support and business advisory services through the Omnibus Agreement. We cannot operate without the services provided by subsidiaries of Caesars Entertainment and will be adversely affected if the Omnibus Agreement is terminated.
Pursuant to the Omnibus Agreement, CES provides corporate services, back-office support and business advisory services to CGP LLC and its subsidiaries, including us. We have a very short history of operations, and we do not manage our casinos, as we have management agreements with CES. Therefore, our business and operations are dependent on the services provided by Caesars Entertainment and its subsidiaries, and we cannot operate without these services. If the quality of the services provided by CES deteriorates, or if the terms under which CES provides such services change in a manner that is adverse to us, it could have a material adverse effect on our business, financial condition and operating results.
In addition, if the Omnibus Agreement were to be terminated and not replaced, or if Caesars Entertainment or CES were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to our properties or cease operations altogether, we would no longer have access to the operational support and management expertise provided by CES, which could have a material adverse effect on our business, financial condition and operating results. The management of Caesars Entertainment has concluded that, due to the material uncertainty related to certain of the litigation proceedings against Caesars Entertainment, as more fully described in “Legal Proceedings-CEOC Bondholder Litigation,” there is substantial doubt about Caesars Entertainment’s ability to continue as a going concern. Additionally, in March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying these cases as to all claims against all defendants, and on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC’s request to stay certain litigation against CEC including the BOFK Lawsuit and the UMB Bank New York Lawsuit. Accordingly, the BOKF Lawsuit and the UMB Bank New York Lawsuit will proceed, and may generate rulings on the respective motions for partial summary judgment as early as August 2015.
If Caesars Entertainment were unable to continue as a going concern, CERP and CEOC, as subsidiaries of Caesars Entertainment, could be unable to provide CES with their respective contributions to CES’s operating funds and capital, which would also render CES incapable of providing us with the support and management services we require. In addition, if CES were to become a debtor in a bankruptcy case, it may seek bankruptcy court approval to assume the Omnibus Agreement or the management agreements under the Bankruptcy Code, to assign such agreements to a third party or to reject such agreements. See “-Our operations depend on material contracts with third parties, including CEOC, the continued enforcement of which may be adversely impacted by a bankruptcy of such third parties.” Any failure by our properties to obtain the operational and management support of CES, and particularly any failure by our properties to obtain CES’s expertise in operating casinos or maintain access to the Total Rewards® loyalty program, would adversely affect our business, financial condition and operating results.
Both CAC and we have identified material weaknesses in our internal controls that existed at December 31, 2014. If the material weaknesses are not remediated promptly or if we fail to establish and maintain an effective internal control environment, our ability to both timely and accurately report our financial results could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute each year, CAC and we are required to document and test our respective internal control over financial reporting and both of our management teams are required to assess and issue assertions concerning our respective internal control over financial reporting.
As of December 31, 2014, CAC, we and our respective management teams identified material weaknesses as described in Controls and Procedures within this Form 10-Q. Accordingly, CAC’s and our management teams concluded that our respective internal control over financial reporting is not effective.
The existence of the material weaknesses could have an adverse effect on each of our management’s ability to prevent or detect material errors on a timely basis. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information and we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

Although CAC and we believe we are taking appropriate actions to remediate the material weaknesses we identified and to strengthen our internal control over financial reporting. We have also taken measures to ensure the accuracy of our financial statements to date and will continue such measures in the future until we have remediated the material weaknesses described above.
We do not control CES, and the interests of our co-investors may not align with our interests.
We, CEOC and CERP are members of CES, and each of us and our subsidiaries will rely on CES to provide us with intellectual property licenses and property management services, among other services. Each member of CES is required to contribute as necessary to fund CES’s operating costs and capital requirements in accordance with the terms of the operating agreement that governs CES. The amount we will be required to fund following our initial contribution may be greater than our initial contribution, and will be subject to the review and approval of the CES steering committee. We, CEOC and CERP control CES through its steering committee, which is comprised of one representative from each of us, CEOC and CERP. In the event that our interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before ours. In addition, certain decisions by CES may not be made without unanimous consent of its members, including our consent. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’s operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, any member of CES may block those actions requiring unanimous consent of the members of CES notwithstanding that such actions are in our interest.

We are dependent on the expertise of Caesars Entertainment’s senior management, who may not be directly invested in our success, which may have an adverse effect on our business, financial condition and operating results.
We rely a great deal on the expertise and guidance of Caesars Entertainment’s senior management, who do not receive direct compensation from us. As a result, Caesars Entertainment’s senior management may devote substantially less time to our business and operations than were they to be employed by us. Senior management that is not invested in the success of our business may have an adverse effect on our business, financial condition and operating results.
Loss of the services of any key personnel from Caesars Entertainment could have a material adverse effect on our business.
The leadership of Caesars Entertainment’s senior management has been a critical element of Caesars Entertainment’s success. The advisory and management services provided to us depend on this senior management. The death or disability of, or other extended or permanent loss of services, or any negative market or industry perception of Caesar Entertainment’s senior management could have a material adverse effect on our business. We are not protected by key man insurance or similar life insurance covering members of Caesars Entertainment’s senior management, nor do we have employment agreements with any of Caesars Entertainment’s senior management.
A default by Caesars Entertainment on its debt obligations could adversely affect our business, financial condition and operating results.
Caesars Entertainment is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which we and our subsidiaries have licensed the right to use, including “Caesars,” “Total Rewards®,” “Bally’s,” and “Harrah’s.” CEOC and its subsidiaries that are owners of these trademarks filed for bankruptcy in January 2015. The stock of CEOC is also pledged to secure these debt obligations. Further, we are dependent on a number of services and licenses from Caesars Entertainment, CEOC, and other subsidiaries of Caesars Entertainment, pursuant to the Omnibus Agreement. As a result of the bankruptcy filing by CEOC and its subsidiaries, CEOC has ceased paying substantially all of its debt obligations, which may materially and adversely affect our assets and operations. For example, depending on the outcome of CEOC’s bankruptcy proceeding, CEOC’s lenders or successors may elect to reject the Omnibus Agreement as an executory contract and a foreclosure could allow CEOC’s lenders to exercise significant influence over our business. The result of this influence and any related disruption in our business could have a material adverse effect on our business, financial condition and operating results. Recent litigation against CEC may increase the risk these events occur. See “Legal Proceedings - CEOC Bondholder Litigation.”
CGP LLC has an obligation to give a right of first refusal for any development opportunities to Caesars Entertainment, but Caesars Entertainment has no obligation to give any development opportunities to us. Caesars Entertainment may keep all potential development opportunities for itself. We would need to rely on a separate party to pursue any opportunities without the approval and assistance of Caesars Entertainment.
Pursuant to CGP LLC’s operating agreement, CGP LLC is required to first provide any potential development opportunities to Caesars Entertainment to be considered by a committee of the Caesars Entertainment board of directors comprised of disinterested directors. We can only proceed with such investment or opportunity to the extent such Caesars Entertainment committee declines the opportunity for itself or CEOC. If the committee provides an opportunity to us, we expect that we will retain a 50% interest in the management fee to be received by Caesars Entertainment, unless otherwise agreed. However, because each opportunity will be negotiated as a separate transaction, there can be no assurances that we and Caesars Entertainment will share equally (or that we will share at all) in the management fee. If the committee does not provide the opportunity to us, the committee can also decide to keep the opportunity for Caesars Entertainment. No assurances can be provided that the committee will ever provide an opportunity to us.
Although certain employees of each of the Sponsors are on the boards of directors of Caesars Entertainment and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to Caesars Entertainment or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of Caesars Entertainment or CAC and have no obligation to present such opportunity to Caesars Entertainment or CAC; however, if any choose to present such opportunity to Caesars Entertainment or CAC, then such opportunity must follow the rights of first offer.
If the committee declines an opportunity altogether and we pursue the opportunity without the support of Caesars Entertainment, we will be required to identify and obtain the necessary services from a third party. No assurances can be provided that we will be able to find a third party to pursue an opportunity without Caesars Entertainment and any services provided may be more expensive than, or of less quality than, those that are provided by Caesars Entertainment, and as a result, could have a material adverse impact on the success of the opportunity.

Caesars Entertainment’s interests may conflict with our interests.
The interests of Caesars Entertainment could conflict with our interests. Caesars Entertainment is in a casino and entertainment business similar to us and may, from time to time in the future, pursue for itself acquisitions that would be complementary to our business, in which case, and as a result, those acquisition opportunities would not be available to us. Without access to acquisition opportunities, we will be limited in growing our business.
The success of our business depends in part on our continued participation in Caesars’ Total Rewards® loyalty program. If our properties are unable to access the Total Rewards® loyalty program database, it could have a material adverse impact on our business.
The success of our business depends in part on our ability to direct targeted marketing efforts to important casino and hospitality customers. Our ability to undertake those marketing efforts depends to a significant extent on our continued participation in the Total Rewards® loyalty program owned by CEOC and its subsidiaries and, following its commencement of operations, licensed to CES. In connection with this program, our properties can develop information which allows them to track casino play and award complimentaries and other promotional opportunities to their customers. Complimentaries and other similar rewards are customarily offered by casino and gaming facilities to their customers and are important incentives to those customers. If our properties are unable to access the Total Rewards® loyalty program database, it could have a material adverse impact on our business. Participation in the Total Rewards® loyalty program is one of our competitive strengths and our business and growth strategy are, in part, based on tracked play and targeted marketing efforts.
In the past, the removal of the Total Rewards® loyalty program from a casino property has resulted in negative impacts on such property’s financial results. Similarly, if we are unable to access the Total Rewards® loyalty program database, we expect our annual revenue would decline, which could have a material adverse impact on our business and results of operations.
We license our right to use and sublicense various trademarks and service marks from Caesars Entertainment and certain of its affiliates. Accordingly, if a third-party successfully challenges Caesars Entertainment or its affiliates’ ownership of, or right to use, the Caesars-related marks or if we are unable to stop unauthorized use of such marks, or if Caesars Entertainment or its affiliates use such marks in a way that negatively impacts the value of such marks, our business or results of operations could be harmed.
We have licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including Caesars World, Inc., Caesars License Company, LLC and CEOC. These licensed trademarks and service marks include, among others, “Caesars,” “Harrah’s,” “Bally’s” and “Total Rewards®.” Our rights to use these trademarks and service marks are among our most valuable assets. All of these entities filed for bankruptcy protection in January 2015, as more fully discussed in the risk factor below entitled “A default by Caesars Entertainment on certain of its debt obligations could adversely affect our business, financial condition and operating results.”
If the existing licensing arrangements were terminated and we fail to enter into new arrangements in respect of these marks, we could lose our respective rights to use these marks and the corresponding domain names, which could have a material adverse effect on our business, financial condition and operating results. If a third-party successfully challenges Caesars Entertainment or its affiliates’ ownership of, or right to use, these marks (including, for example, due to Caesars Entertainment or its affiliates’ failure to file for protection of such marks), such a challenge could also have a material adverse effect on our business, financial condition and operating results. Furthermore, if any of the entities from whom we license the right to use such marks enters into a bankruptcy proceeding, our rights to use some or all of such marks could be terminated, which could also have a material adverse effect on our business, financial condition and operating results.
In addition, these trademarks and service marks are used by Caesars Entertainment and its affiliates around the United States and internationally. Any negative events associated with the use of these marks by Caesars Entertainment or its affiliates may be out of our control, and may negatively impact the “Caesars,” “Harrah’s,” “Bally’s” or “Total Rewards®” brands, which could harm our business and results of operations.
Failure by CES or CEOC and its subsidiaries to protect the trademarks, technology and other intellectual property that we use could have a negative impact on the value of our brand names and adversely affect our business. In addition, CES or CEOC and its subsidiaries may have the right to limit the expansion of scope or usage of our intellectual property.
We currently sublicense from CES and CEOC and its subsidiaries intellectual property and technology material to our overall business strategy, and we regard such intellectual property and technology to be an important element of our success. We rely on CES and CEOC and its subsidiaries to seek to establish and maintain proprietary rights in such intellectual property and technology through the use of patents, copyrights, trademarks and trade secret laws. In addition, we rely on CES and CEOC and its subsidiaries to maintain the trade secrets and confidential information licensed to us by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite these efforts to protect the proprietary rights on which we rely, parties may infringe such intellectual property and use licensed information and technology that we regard as proprietary and our rights may be invalidated or unenforceable. Monitoring the unauthorized use of our licensed intellectual property and technology is difficult. Litigation by CEOC and its subsidiaries or CES, as applicable, may be necessary to enforce the intellectual property rights and other rights on which we rely or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps that we, CEOC and its subsidiaries or CES have or will take to protect the licensed trademarks that we use in the United States will be adequate to prevent imitation of such trademarks by others. The unauthorized use or reproduction of the trademarks that we use could diminish the value of our brand and our market acceptance, competitive advantages or goodwill, which could adversely affect our business. In addition, the expansion of the scope or use of our intellectual property licensed from CEOC or CES, as applicable, in many cases is subject to the consent of CEOC or CES. Accordingly, we may not be able to take advantage of new applications or uses of our licensed trade names, trademarks or other intellectual property without the consent of CEOC or CES, which may adversely affect our ability to compete or expand our business scope.
A bankruptcy court may conclude that each of the Transactions and the Asset Purchase Transactions constitutes a financing rather than a true sale, and as a result we would no longer have ownership and control over assets sold or contributed to CGP LLC to the same extent as we do now.
For the years ended years ended December 31, 2014 and 2013, Caesars Entertainment and its consolidated subsidiaries reported a net loss of $2,783 million and $2,948 million, respectively. Furthermore, Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries (such as the bankruptcy proceeding of CEOC and certain of its subsidiaries that was filed in January 2015) that sold or contributed assets to CGP LLC, including CEOC, the court may conclude that each of the Transactions and the Asset Purchase Transactions constitutes a disguised financing rather than a true sale. In such case, the court would deem CGP LLC’s assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGP LLC paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment’s or CEOC’s bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).
A bankruptcy court may substantively consolidate the bankruptcy estates of Caesars Entertainment and its debtor subsidiaries with us, which would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including us.
Even though we, a subsidiary of CGP LLC, have certain bankruptcy remote features that restrict our ability to file for bankruptcy relief, there can be no assurance that a bankruptcy court will not direct our or any of our subsidiaries’ substantive consolidation with Caesars Entertainment or a subsidiary of Caesars Entertainment in a bankruptcy case of Caesars Entertainment (including the pending bankruptcy of CEOC and certain of its subsidiaries filed in January 2015) or such subsidiary even if we or our subsidiaries do not ourselves file a bankruptcy petition. Our or our subsidiaries’ substantive consolidation with Caesars Entertainment or its subsidiaries in their bankruptcy cases would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including us and our subsidiaries. This may dilute the value of distributions available for recovery to our creditors, and may prevent recovery by our stockholders of any value at all if the combined creditor claims exceed the combined value of the entities. In addition, substantive consolidation with Caesars Entertainment or its subsidiaries’ bankruptcies may subject our assets and operations to the automatic stay, and may impair our ability to operate independently, as well as otherwise restrict our operations and capacity to function as a standalone enterprise.
There will be an independent investigation of the Transactions and the Asset Purchase Transactions in connection with CEOC’s bankruptcy, which will expose our and CGP LLC’s contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
The judge in the pending bankruptcies of CEOC and certain of its subsidiaries has approved an independent investigation of the Transactions and the Asset Purchase Transactions, and potentially other transactions as well, including the formation of CES. The examiner appointed in the CEOC bankruptcy case has the power to determine, with the benefit of hindsight, whether such transactions overall, and their constituent parts (including the formation of CES), were fair and equitable and otherwise beneficial to CEOC and its subsidiaries that filed for bankruptcy relief. Additionally, any committees appointed in the CEOC bankruptcy case could conduct a similar investigation. Any such investigations may impose significant costs and expense on us and CGP LLC, and may divert management from its ability to conduct our business. In addition, we would expect that stakeholders of CEOC and its subsidiaries, including any committee appointed in such bankruptcy cases, would re-evaluate all of our and CGP LLC’s contractual and business relationships with CEOC and its subsidiaries, and with CES. This may result in materially altered terms and conditions that may be economically unfavorable to us, and may divert significant management resources.
CAC and CGP LLC are subject to fraudulent transfer litigation that, if adversely decided, may require CAC and CGP LLC to return the assets acquired in the CGP formation transaction, Acquired Properties Transaction and Harrah's Transaction, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries have sued CAC and CGP LLC under state law in an effort to recover, for their benefit, the assets CGP LLC acquired in the CGP formation transaction, Acquired Properties Transaction and Harrah's Transaction as fraudulent transfers. See “Business-Legal Proceedings-CEOC Bondholder Litigation” for a discussion of these proceedings. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraudulent transfer. The principal elements of a constructive fraudulent transfer are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value.
CAC and CGP LLC strongly believe there is no merit to the actions described in “Business-Legal Proceedings-CEOC Bondholder Litigation” and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC acquired in the CGP formation transaction, Acquired Properties Transaction and Harrah's Transaction for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the CGP formation transaction, Acquired Properties Transaction and Harrah's Transaction are the only casino properties owned by CGP LLC and account for 100% of CGP LLC’s revenue from casino operations. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. In fiscal year 2014, revenue from casino operations accounted for over 68 percent of CGP LLC’s total net revenue. If CGP LLC were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the CGP formation transaction, Acquired Properties Transaction and Harrah's Transaction were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
CES may be subject to fraudulent transfer or other litigation that may result in its unwinding, or its licensing agreements with CEOC may otherwise be rescinded or terminated.
Creditors of Caesars Entertainment, CEOC and their subsidiaries may commence an action against CES under state or federal bankruptcy law in an effort to rescind, avoid or otherwise terminate, for their benefit, the licensing agreements CEOC entered into with CES. Alternatively, as CEOC and certain of its subsidiaries have filed for Chapter 11 bankruptcy, they may reject their licensing agreements with CES. If CES can no longer enforce such licensing agreements, it may be unable to perform under its licensing agreements with us and our subsidiaries. As a result, among other things, we and our subsidiaries may no longer have access to the Total Rewards® loyalty program and may no longer be able to use certain intellectual property, such as the Caesars trademark, which could have a material adverse effect on our business, financial condition and operating results.
Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or CES.
A debtor operating under the protection of the Bankruptcy Code may exercise certain rights that may adversely affect our contractual relations and ability to participate in the Caesars Entertainment system. For example, the protection of the statutory automatic stay which arises by operation of section 362 of the Bankruptcy Code upon the commencement of a bankruptcy case prohibits us from terminating a contract with CEOC or any of its debtor subsidiaries. The Bankruptcy Code also invalidates clauses that permit the termination of contracts automatically upon the filing by one of the parties of a bankruptcy petition or which are conditioned on a party’s insolvency. Meanwhile in this circumstance, we would ordinarily be required to continue performing our obligations under such agreement. As a practical matter, legal proceedings to obtain relief from the automatic stay and to enforce rights to payments or terminate agreements can be time consuming, costly and uncertain as to outcome.
In addition, under section 365 of the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract, including the CGP Management Services Agreement (as defined herein), the management contracts for all of the casino properties owned by us or CGP LLC’s operating agreement, or upon its formation, any licensing agreement with CES. Assumption of a contract would permit the debtor to continue operating under the assumed contract; provided that the debtor (i) immediately cures all existing defaults thereunder or provides adequate assurance that such defaults will be promptly cured, (ii) compensates the non-debtor party for any actual monetary loss incurred as a result of the debtor’s default or provides adequate assurance that such compensation will be forthcoming and (iii) provides the non-debtor party with adequate assurance of future performance under the contract. As a general matter, a bankruptcy court approves a debtor’s assumption of a contract as long as assumption appears to be in the best interest of the debtor’s estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the “business judgment” rule, a debtor in chapter 11 may reject an executory contract, and rejection of an executory contract in a chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor’s bankruptcy estate for breach of contract damages arising from the rejection. On request of any party to such contract, a bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.
Further, CEOC and its subsidiaries that filed for bankruptcy protection, as debtors, may seek bankruptcy court approval to assume material contracts, including among others, the Omnibus Agreement, the CGP Management Services Agreement or other valuable license agreements under section 365 of the Bankruptcy Code and may also seek to assign such agreement to a third-party. A debtor may also seek to reject such contracts. If CEOC, for example, rejects the Omnibus Agreement, CES may not be able to provide us operational support and management expertise, with the result that we may lack sufficient support to manage our operations, and may no longer be able to use certain licensed intellectual property, such as certain trademarks.
In addition, Caesars Entertainment, as a debtor, may attempt to reject the operating agreement governing CGP LLC as an executory contract. This might affect our continued existence, and other corporate governance rights. It may also relieve Caesars Entertainment from performing its obligations under CGPH’s limited liability company agreement, including honoring its obligations under the liquidation right and call right.

Our claims against Caesars Entertainment or CEOC in a Caesars Entertainment or CEOC bankruptcy might be equitably subordinated or disallowed.
Bankruptcy law allows the court to equitably subordinate claims to those of other creditors or equity holders based on inequitable conduct. A bankruptcy court may also recharacterize a claim for debt as equity, or not allow a claim for other reasons including on equitable grounds. Claims of insiders, including stockholders, are subject to heightened scrutiny and a court may find inequitable conduct in the form of overreaching or self-dealing transactions. If a claim is subordinated to those of other creditors or equity holders, or recharacterized as equity, the claim will likely receive no distribution from the bankruptcy estate unless the estate has enough assets to satisfy the non-subordinated creditors in full; a claim that is disallowed would not share in recoveries from the estate to the extent of such disallowance. The equitably subordinated or disallowed claim need not necessarily relate to the inequitable conduct. Therefore, a damages claim arising from the rejection of an executory contract may be subordinated or disallowed based on conduct wholly unrelated to the contractual relationship itself. Under these principles, should a court determine that they are triggered in the bankruptcy of CEOC or in a bankruptcy of CEC, if one were to occur, our claims, including claims based on notes issued by Caesars Entertainment or CEOC or guarantees by Caesars Entertainment, may not share ratably with claims from other general unsecured creditors or may be disallowed.
Following assignment of the management agreements to CES upon it commencing operations as of October 1, 2014, we are dependent upon CES to operate our properties.
Each of our properties is managed by CES. We are dependent upon CES to provide the services necessary to operate our properties. We do not have a history of operating casinos. Therefore, our properties are dependent on the services provided by CES and we cannot operate our properties without these services. If the quality of the services provided by CES deteriorates, or the terms under which CES provides services changes in a manner that is adverse to us, it could have a material adverse effect on our business, financial condition and operating results. Following the commencement of operations and receipt of regulatory approvals for CES, our property management agreements were assigned to CES at our request. CES is a newly formed entity and will not receive the management fees under the property management agreements. Furthermore, CES is dependent upon its members (us, CEOC and CERP) to provide it with the operating funds and capital requirements (the allocation of which shall be based on each member’s ownership interest in CES) necessary to provide services under the property management agreements. If any of the members of CES fail to provide it with the operating funds necessary to operate CES, CES may not be able to fully provide the services required by the property management agreements to operate our properties.
In addition, if the property management agreements were to be terminated, or if CES were to suffer significant liquidity or operational difficulties, becoming incapable of providing property management services (or unable to provide such services at agreed upon level) to us or cease operations altogether, we may be unable to continue to operate our properties, which would have a material adverse effect on our business, financial condition and operating results.

Risks Related to Our Business
We may not realize all of the anticipated benefits of current or potential future acquisitions.
On May 20, 2014, we closed the Asset Purchase Transactions. There are incremental risks and uncertainties related to the Transaction Agreement and the Asset Purchase Transactions contemplated thereunder, many of which are outside of our control, including the following:

•	the diversion of our management’s attention from our ongoing business concerns;

•	the outcome of any legal proceedings that may be instituted against CAC, CGP LLC, us and/or others relating to the Transactions; and

•	the amounts of the costs, fees, expenses and charges related to the Asset Purchase Transactions.
For example, CAC and CGP LLC have been named in two separate lawsuits related to the Asset Purchase Transactions, as more fully described in “Legal Proceedings-CEOC Bondholder Litigation.”
In addition, our ability to realize the anticipated benefits of acquisitions, including but not limited to the Asset Purchase Transactions, will depend, in part, on our ability to integrate the businesses of the acquired companies. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:

•	coordinating marketing functions;

•	undisclosed liabilities;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, marketing and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically separate organizations; and

•	obtaining all necessary gaming regulatory approvals.
If we are unable to realize in whole or in part the benefits anticipated for any current or future acquisitions, it could have a material adverse effect on our business, financial condition and operating results.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms or at all.
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to expand into new markets, improve its operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may engage in additional debt financings. Any debt financing we secure in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities, including potential acquisitions. We are a newly formed entity and may not be able to obtain additional financing on favorable terms, if at all. For instance, the lack of operating history and relationship with Caesars Entertainment may impede our ability to raise debt on acceptable terms, if at all, and there can be no assurances that we could pursue a future offering of securities at an appropriate price to raise the necessary financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on our business, financial condition and operating results.
We may not realize any or all of our projected cost savings, which would have a negative effect on our results of operations.
As part of our business strategy, CES has implemented certain cost savings programs and is in the process of identifying opportunities to improve profitability by reducing costs. For example, Caesars Entertainment and CES are currently in the process of reviewing its corporate level expenses and have identified cost savings, a portion of which would directly reduce our expenses. Any cost savings that we realize from such efforts may differ materially from our estimates. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues, or through increases in other expenses. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. These cost savings plans are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that cost-savings initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.
Our historical financial information may not be a reliable indicator of our future results.
The historical financial information we have included in this Form 10-Q has been prepared using assumptions and allocations that we believe are reasonable. However, such historical financial information does not necessarily reflect what our financial position, results of operations and cash flows would have been as a stand-alone entity separate from Caesars Entertainment during the periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.
Our business may be subject to seasonal fluctuations which could result in volatility or have an adverse effect on our business and results of operations.
Our business may be subject to some degree of seasonality. We may experience seasonality based on the playing habits of our players. Weather conditions may deter or prevent customers from reaching our facilities or undertaking trips. Such conditions would particularly affect customers who are traveling longer distances to visit our casino properties. We believe the number of customer visits to our casino properties will fluctuate based on the season, with winter months experiencing lower visitation; however, volume of business generated by our Las Vegas properties is generally lower during the summer months. Seasonality may cause our casino properties’ working capital cash flow requirements to vary from quarter to quarter, depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our casino properties’ ability to manage working capital and to predict financial results accurately.
Our business is particularly sensitive to reductions in discretionary consumer spending resulting from downturns in the economy, the volatility and disruption of the capital and credit markets, adverse changes in the global economy and other factors which could negatively impact our financial performance and our ability to access financing.
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is particularly susceptible to any such changes because our properties offer a highly discretionary set of entertainment and leisure activities and amenities. If discretionary consumer spending declines, then our results of operations will be adversely impacted.
The continuing economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected us and may continue to negatively affect us in the future. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. In addition, we may also be unable to find additional cost savings to offset any decrease in revenues. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.

There may be a significant degree of difficulty in operating our businesses separately from Caesars Entertainment, and managing that process effectively could require a significant amount of management’s time.
The separation from Caesars Entertainment could cause an interruption of, or loss of momentum in, the operation of our businesses. Management may be required to devote considerable amounts of time to the separation, which will decrease the time they will have to manage their ordinary responsibilities. If management is not able to manage the separation effectively, or if any significant business activities are interrupted as a result of the separation, our businesses and operating results could suffer.
We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition and results of operations.
We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of our casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. In addition, regulatory authorities in one or more jurisdictions may require that we obtain new licenses in connection with the Transactions or the Asset Purchase Transactions or due to future changes in regulation. For instance, the Missouri Gaming Commission is requiring that we obtain certain licenses related to the formation of CES even though we do not operate in Missouri. Our failure to obtain a license from the Missouri Gaming Commission could adversely impact Caesars Entertainment’s gaming license in Missouri. If other jurisdictions require that we obtain new licenses in connection with our operations, the formation of CES or due to future changes in regulation, and we are unable to obtain those licenses, it could adversely impact our business, financial condition and results of operations. As another example, our ability to expand our operations at Harrah’s New Orleans, which could include increasing the number of rooms at the hotel or opening new restaurants at the complex, is subject to regulatory approval, and any such proposal may or may not be approved.
Furthermore, interpretations of laws and local regulations and ordinances on which we rely may change or be made conditional on certain other factors, which could adversely impact our business, financial condition and results of operations. For example, Harrah’s New Orleans is currently subject to a local ordinance in New Orleans related to the minimum number of people who must be employed at Harrah’s New Orleans. A change in the interpretation of this ordinance or a change in this ordinance could force a reevaluation of staffing at that property in a manner that could adversely affect the financial results of Harrah’s New Orleans.
Furthermore, because we are subject to regulation in each jurisdiction in which we operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. For example, events in connection with Caesars Entertainment’s role with the proposed development of a casino gaming facility by Sterling Suffolk Racecourse, LLC (“Sterling Suffolk”), owner of Suffolk Downs racecourse in East Boston, Massachusetts, have resulted in reviews in several other jurisdictions arising out of a report issued to the Massachusetts Gaming Commission from the Director of the Investigations and Enforcement Bureau for the Massachusetts Gaming Commission (the “Bureau”) in October 2013. That report raised certain issues for consideration when evaluating Caesars Entertainment’s suitability as a qualifier in Massachusetts and made a recommendation that Caesars Entertainment had not met their burden by clear and convincing evidence to establish their suitability. Although Caesars Entertainment strongly disagrees with the director’s recommendation, Caesars Entertainment withdrew their application as a qualifier in Massachusetts at the request of Sterling Suffolk. Neither Caesars Entertainment nor any of its affiliates were found unsuitable by any licensing authority, but other gaming regulatory agencies have asked for information about the issues raised in the report from the Bureau, and Caesars Entertainment is in the process of providing that information. We cannot assure you that existing or future jurisdictions would not raise similar questions with respect to our suitability arising out of the Bureau’s report, or with respect to matters that may arise in the future, and we cannot assure you that such issues will not adversely affect us or our financial condition.
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact the operations of our casino properties. For example, the city council in New Orleans enacted an ordinance restricting smoking and the use of electronic cigarettes indoors in public places, including in Harrah’s New Orleans, which went into effect in April 2015. The likelihood or outcome of similar legislation in such jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.
The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact our business, financial condition and results of operations.
Acts of terrorism, natural disasters, severe weather and political, economic and military conditions may impede our ability to operate or harm its financial results.
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas and New Orleans use air travel for transportation to and from the casino. As a result of terrorist acts, domestic and international travel might be severely disrupted, which would result in a decrease in customer visits to Las Vegas or New Orleans. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq and Afghanistan, or other countries throughout the world, will continue to directly or indirectly impact our business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely impacted.
In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills, or severe or inclement weather affecting the ability of our properties’ customers to travel can have a negative impact on its results of operations. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance. Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position. As our operations depend in part on our customers’ ability to travel, severe or inclement weather can also have a negative impact on our results of operations.

Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which we and our businesses transact business. We are subject to requirements imposed by the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of Caesars Entertainment and our properties fail to comply with applicable laws or company policies governing its international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increase our cost of doing business in foreign jurisdictions.
We and our businesses also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, a subsidiary of CEC received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating the CEOC’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. CEC responded to FinCEN’s letter on January 13, 2014. Additionally, CEC has been informed that a federal grand jury investigation regarding CEC’s anti-money laundering practices and procedures is ongoing. CEC is fully cooperating with both the FinCEN and grand jury investigations. Casino properties owned by subsidiaries of CGP LLC are managed by subsidiaries of CEC. On April 29, 2015, representatives of Caesars Palace met with representatives of the various governmental entities involved. At that meeting, the governmental parties reviewed with the representatives of Caesars Palace in general terms the results of their investigations and proposed a range of potential settlement outcomes, including fines in the range of $12 million to $20 million. Caesars Palace is evaluating the government’s proposals, and representatives of Caesars Palace expect to meet with the governmental parties next month to further discuss the resolution of these matters. Caesars Palace is owned by a subsidiary of CEOC.
We are, or may become involved, in legal proceedings that if adversely adjudicated or settled, could impact our financial condition.
From time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, and others in the ordinary course of business. As with all legal proceedings, however, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.
CAC and CGP LLC are defendants in certain legal proceedings, including the lawsuits relating to the Merger Agreement and the proposed Merger, as discussed in “Legal Proceedings.” If a court were to find in favor of the claimants in these proceedings, such determination could have a material adverse effect on our business, financial condition, results of operations and prospects and on the ability of the lenders and noteholders to recover on claims under our senior secured credit facilities and our outstanding notes.
Theoretical win rates for our casino operations depend on a variety of factors, some of which are beyond our control.
The gaming industry is characterized by an element of chance. Accordingly, our properties employ theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond our control, such as a player’s skill and experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at the casino may differ from the theoretical win rates and could result in the winnings of our gaming customers exceeding those anticipated. The variability of these factors, alone or in combination, have the potential to negatively impact our actual win rates, which may adversely affect our business, financial condition, results of operations and cash flows.

Our casino operations extend credit to our customers and may not be able to collect gaming receivables from our credit players.
Our properties conduct their gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players typically are extended more credit than slot players, and high stakes players are typically extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.
Our properties extend credit to those customers whose level of play and financial resources warrant, in the opinion of our properties’ management, an extension of credit. These receivables could have a significant impact on our results of operations if deemed uncollectible. While gaming debts are evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis and judgments in such jurisdictions on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
We face the risk of fraud and cheating.
Casino gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with the employees of our casinos. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are unable to effectively compete against our competitors, our profits will decline.
The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Competitors in each market that we participate may have greater financial, marketing, or other resources than we do, and there can be no assurance that they will not engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot ensure that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations, and cash flow.
In recent years, many casino operators, including us, have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, SLS Las Vegas, opened in August 2014, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2017. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and the arena is expected to be complete in 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance.
Our business may be subject to material environmental liability, including as a result of unknown environmental contamination.
Our business is subject to certain federal, state and local environmental laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects, such as emissions to air, discharges to streams and rivers and releases of hazardous substances and pollutants into the environment, as well as handling and disposal from municipal/non-hazardous waste, and which also apply to current and previous owners or operators of real estate generally. Federal examples of these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Certain of these environmental laws may impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused particular contamination or release of hazardous substances. Should unknown contamination be discovered on our property, or should a release of hazardous substances occur on our property, we could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third parties for property damage, personal injury or investigation and cleanup costs incurred in connection with the contamination or release, which may be substantial. Moreover, such contamination may also impair our ability to use the affected property. Such liability could be joint and several in nature, regardless of fault, and could affect us even if such property is vacated. The potential for substantial costs and an inability to use the property could adversely affect our business.
Our insurance coverage may not be adequate to cover all possible losses we could suffer, and, in the future, our insurance costs may increase significantly or we may be unable to obtain the same level of insurance coverage.
Our properties may suffer damage to its property caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt its business or subject it to claims by third parties who are injured or harmed. Although we maintain insurance (including property, casualty, terrorism and business interruption insurance), that insurance may be inadequate or unavailable to cover all of the risks to which our business and assets may be exposed. Should an uninsured loss or loss in excess of insured limits occur, it could have a significant adverse impact on our operations and revenues.
We renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount. Among other factors, homeland security concerns, other catastrophic events or any change in the current U.S. statutory requirement that insurance carriers offer coverage for certain acts of terrorism could adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect to not, or may be unable to, obtain any coverage for losses due to acts of terrorism.

Planet Hollywood licenses the Planet Hollywood brand from affiliates of Robert Earl and there can be no assurances that the Planet Hollywood brand would not be negatively impacted by its use outside of our control.
Affiliates of Robert Earl license certain intellectual property relating to the operation of the Planet Hollywood Resort and Casino to Planet Hollywood. The license includes certain names and trademarks and the right to display certain memorabilia on the Planet Hollywood premises. Planet Hollywood has invested significant time and financing to establish its brand as a Hollywood-themed entertainment and non-gaming destination. The expiration or termination, or modification of the terms, of this license may have a materially adverse effect on Planet Hollywood’s, and therefore our, business, financial conditions and operating results.
In addition, the Planet Hollywood brand is used by affiliates of Robert Earl in Hollywood-themed restaurants, hotels and shops around the United States and internationally. Any negative events associated with the use of the Planet Hollywood brand with these restaurants and shops may be out of our control, and may negatively impact the brand’s image for the Planet Hollywood casino, which could harm Planet Hollywood’s, therefore our, business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of December 21, 2014, between Caesars Acquisition Company and Caesars Entertainment Corporation (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on December 22, 2014).	—	S-4	—	2.1	03/30/15

2.2	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on May 21, 2014).	—	S-4	—	2.2	03/30/15

3.1	Amended and Restated Certificate of Formation of Caesars Growth Properties Holdings, LLC, dated May 5, 2014.	X

3.2	Operating Agreement of Caesars Growth Properties Holdings, LLC, dated February 21, 2014.	—	S-4	—	3.2	03/30/15

4.1	Indenture, dated as of April 17, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and U.S. Bank National Association, as trustee, relating to the 9.375% Second-Priority Senior Secured Notes due 2022 (Incorporated by reference to exhibit 4.1 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on April 17, 2014).	—	S-4	—	4.1	03/30/15

4.2	First Supplemental Indenture, dated as of April 25, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	—	S-4	—	4.2	03/30/15

4.3	Registration Rights Agreement, dated as of April 17, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers (Incorporated by reference to exhibit 4.2 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on April 17, 2014).	—	S-4	—	4.3	03/30/15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.4	Joinder Agreement to Registration Rights Agreement, dated as of April 25, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and the other parties thereto.	—	S-4	—	4.4	03/30/15

4.5	Second Supplemental Indenture, dated as of March 30, 2015, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	—	S-4	—	4.5	03/30/15

10.1
First Lien Credit Agreement, dated as of May 8, 2014, among Caesars Growth Properties Parent, LLC (“Parent”), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (Incorporated by reference to exhibit 10.2 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on May 9, 2014).

		—	S-4	—	10.1	03/30/15

10.2	Management Agreement, dated as of May 20, 2014, by and between Harrah’s New Orleans Management Company, Jazz Casino Company, L.L.C., and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC (Incorporated by reference to exhibit 10.1 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on May 21, 2014).	—	S-4	—	10.2	03/30/15

10.3	Second Lien Intercreditor Agreement, dated as of May 20, 2014, by and among Credit Suisse AG, Cayman Islands Branch, as credit agreement agent and U.S. Bank National Association, second priority agent (Incorporated by reference to exhibit 10.2 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on May 21, 2014).	—	S-4	—	10.3	03/30/15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.4
Collateral Agreement (First Lien), dated as of May 20, 2014, by and among Caesars Growth Properties Holdings, LLC, as borrower, Caesars Growth Properties Finance, Inc., PHWLV, LLC, TSP Owner LLC, Caesars Growth Cromwell, LLC, Caesars Growth Quad, LLC, 3535 LV NewCo, LLC, Caesars Growth Bally’s LV, LLC, FHR NewCo, LLC, LVH NewCo, LLC, Flamingo-Laughlin NewCo, LLC, Parball NewCo, LLC, Caesars Growth Harrah’s New Orleans, LLC, Jazz Casino Company, L.L.C., JCC Holding Company II LLC, Caesars Growth PH Fee, LLC, Caesars Growth PH, LLC and JCC Fulton Development, L.L.C. as subsidiary parties, and Credit Suisse AG, Cayman Islands Branch, as collateral agent (Incorporated by reference to exhibit 10.3 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on May 21, 2014).

		—	S-4	—	10.4	03/30/15

10.5
Collateral Agreement (Second Lien), dated as of May 20, 2014, by and among Caesars Growth Properties Holdings, LLC and Caesars Growth Properties Finance, Inc., as issuers, PHWLV, LLC, TSP Owner LLC, Caesars Growth Cromwell, LLC, Caesars Growth Quad, LLC, 3535 LV NewCo, LLC, Caesars Growth Bally’s LV, LLC, FHR NewCo, LLC, LVH NewCo, LLC, Flamingo-Laughlin NewCo, LLC, Parball NewCo, LLC, Caesars Growth Harrah’s New Orleans, LLC, Jazz Casino Company, L.L.C., JCC Holding Company II LLC, Caesars Growth PH Fee, LLC, Caesars Growth PH, LLC and JCC Fulton Development, L.L.C. as subsidiary parties, and U.S. Bank National Association, as collateral agent (Incorporated by reference to exhibit 10.4 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on May 21, 2014).

		—	S-4	—	10.5	03/30/15

10.6	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on March 3, 2014).	—	S-4	—	10.6	03/30/15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.7	First Amendment to Transaction Agreement, dated May 5, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company’s Current Report on Form 8-K filed on May 6, 2014).	—	S-4	—	10.7	03/30/15

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101
The following financial statements from the Company’s Form 10-Q as of June 30, 2015 and December 31, 2014, for the three and six months ended June 30, 2015 and 2014 formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss), (iii) Combined and Consolidated Condensed Statements of Stockholder's Equity, (iv) Combined and Consolidated Condensed Statements of Cash Flows, (v) Notes to Combined and Consolidated Condensed Financial Statements.
X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

	By:	Caesars Growth Properties Parent, LLC
its managing member

	By:	Caesars Growth Partners, LLC
its managing member

	By:	Caesars Acquisition Company
its managing member

August 6, 2015	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer of Caesars Acquisition Company, its managing member