Form 10-Q
period 2015-09-30
Caesars Growth Properties Holdings, LLC
filed 2015-11-09
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$119.8	$103.1
Receivables, net of allowance for doubtful accounts of $9.2 and $8.3, respectively	57.4	40.4
Restricted cash	2.6	2.6
Prepayments and other current assets	20.8	20.7
Total current assets	200.6	166.8
Land, property and equipment, net	2,265.9	2,220.3
Investment in Caesars Enterprise Services, LLC	24.1	22.6
Goodwill	214.1	214.1
Intangible assets other than goodwill, net	98.1	109.3
Restricted cash	1.0	5.1
Prepaid management fees to related parties	191.1	199.5
Deferred charges and other	40.6	40.9
Total assets	$3,035.5	$2,978.6

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$28.3	$34.5
Payables to related parties	24.4	43.4
Accrued expenses	100.5	96.9
Accrued interest payable	47.0	31.0
Current portion of long-term debt	61.3	19.0
Total current liabilities	261.5	224.8
Long-term debt	1,961.6	1,973.1
Deferred credits and other	5.1	10.7
Total liabilities	2,228.2	2,208.6

Commitments and contingencies (Note 12)
Stockholder's Equity
Additional paid-in capital	1,341.5	1,335.4
Accumulated deficit	(534.2)	(565.4)
Total stockholder's equity	807.3	770.0

Total liabilities and stockholder's equity	$3,035.5	$2,978.6

See accompanying Notes to Combined and Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Casino	$180.6	$168.8	$546.5	$522.7
Food and beverage	67.8	61.0	189.7	175.0
Rooms	82.2	59.2	239.0	193.8
Other	41.5	46.8	116.8	115.7
Less: casino promotional allowances	(44.5)	(44.8)	(133.7)	(130.1)
Net revenues	327.6	291.0	958.3	877.1

Operating expenses
Direct
Casino	85.7	91.7	261.5	274.8
Food and beverage	30.8	29.3	87.4	81.4
Rooms	21.6	18.5	61.8	54.9
Property, general, administrative and other	97.2	92.4	271.0	258.0
Management fees to related parties	10.0	7.8	28.0	16.7
Write-downs, reserves and project opening costs, net of recoveries	1.8	5.0	6.5	18.4
Depreciation and amortization	32.2	28.2	89.6	75.5
Total operating expenses	279.3	272.9	805.8	779.7
Income from operations	48.3	18.1	152.5	97.4
Interest expense, net of interest capitalized	(42.1)	(41.3)	(121.3)	(117.6)
Loss on extinguishment of debt	—	—	—	(23.8)
Income/(loss) before provision for income taxes	6.2	(23.2)	31.2	(44.0)
Provision for income taxes	—	(1.0)	—	(12.6)
Net income/(loss)	6.2	(24.2)	31.2	(56.6)
Other comprehensive income, net of income taxes	—	—	—	—
Total comprehensive income/(loss)	$6.2	$(24.2)	$31.2	$(56.6)

See accompanying Notes to Combined and Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at January 1, 2014	$2,186.9	$(344.0)	$1,842.9
Net loss	—	(56.6)	(56.6)
Impact of acquisitions	(1,499.0)	—	(1,499.0)
Stock-based compensation	0.3	—	0.3
Transactions with parent and affiliates, net	484.0	—	484.0
Conversion of affiliate debt to equity	139.9	—	139.9
Balance at September 30, 2014	$1,312.1	$(400.6)	$911.5

Balance at January 1, 2015	$1,335.4	$(565.4)	$770.0
Net income	—	31.2	31.2
Stock-based compensation	3.2	—	3.2
Transactions with parent and affiliates, net	(0.1)	—	(0.1)
Other	3.0	—	3.0
Balance at September 30, 2015	$1,341.5	$(534.2)	$807.3

See accompanying Notes to Combined and Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income/(loss)	$31.2	$(56.6)
Adjustments to reconcile net income/(loss) to cash flows provided by operating activities
Depreciation and amortization	89.6	75.5
Amortization of debt discount and deferred finance charges	6.3	12.7
Loss on extinguishments of debt	—	23.8
Stock-based compensation	3.2	0.3
Net change in deferred income taxes	—	12.6
Net change in long-term accounts	0.6	2.8
Debt issuance costs and fees write-off	—	26.1
Net transfers to parent and affiliates	—	(13.2)
Net change in working capital accounts	(15.2)	76.7
Cash flows provided by operating activities	115.7	160.7
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(126.9)	(236.3)
Payments to acquire businesses related to the Acquired Properties Transaction and Harrah's Transaction	—	(1,808.2)
Increase in restricted cash	(1.7)	(1,968.1)
Decrease in restricted cash	5.8	2,084.4
Additional investment in Caesars Enterprise Services, LLC	(1.5)	—
Cash flows used in investing activities	(124.3)	(1,928.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	80.0	2,494.1
Debt issuance costs and fees	—	(30.6)
Repayments under lending agreements	(54.6)	(1,200.9)
(Distribution)/contribution from parent	(0.1)	497.0
Cash flows provided by financing activities	25.3	1,759.6
Net increase/(decrease) in cash and cash equivalents	16.7	(7.9)
Cash and cash equivalents, beginning of period	103.1	168.1
Cash and cash equivalents, end of period	$119.8	$160.2

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
The Combined and Consolidated Condensed Financial Statements include all revenues, costs, assets and liabilities directly attributable to us. The accompanying unaudited Combined and Consolidated Condensed Financial Statements also include allocations of certain general corporate expenses of Caesars Entertainment and Caesars Enterprise Services, LLC ("CES"). These allocations of general corporate expenses may not reflect the expense we would have incurred if we were a stand-alone company nor are they necessarily indicative of our future costs. Management believes the assumptions and methodologies used in the allocation of general corporate expenses from Caesars Entertainment and CES are reasonable. Given the nature of these costs, it is not practicable for us to estimate what these costs would have been on a stand-alone basis.
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
Note 2 — Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the FASB Accounting Standards Codification ("ASC") and creates a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance were effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU No. 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40), amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We have early adopted ASU No. 2015-03 during the quarter ended June 30, 2015 and have retrospectively applied the amendments. We reclassified $9.3 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in our Consolidated Condensed Balance Sheets as of December 31, 2014. See Note 6 — Debt. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, which clarifies the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Deferred financing costs related to line-of-credit arrangements remain in Deferred charges and other in our Consolidated Condensed Balance Sheets.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement that an acquirer retrospectively recognize measurement-period adjustments (which cannot exceed one year from the date of acquisition) made to provisional amounts recorded during the initial accounting for a business combination. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. The entity must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption of the amendments is permitted for financial statements that have not yet been issued. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
Note 3 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

(In millions)	September 30, 2015	December 31, 2014
Land and land improvements	$1,072.4	$1,070.3
Building and improvements	1,157.0	1,050.7
Furniture, fixtures and equipment	481.3	342.8
Construction in progress	7.2	129.1
	2,717.9	2,592.9
Less: accumulated depreciation	(452.0)	(372.6)
Land, property and equipment, net	$2,265.9	$2,220.3
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). For the three months ended September 30, 2015 and 2014, the aggregate depreciation expense was $27.8 million and $23.9 million, respectively. For the nine months ended September 30, 2015 and 2014, the aggregate depreciation expense was $76.6 million and $62.5 million, respectively.
Amortization expense related to other items included within Depreciation and amortization in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) totaled $0.7 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense was $1.8 million and $1.7 million, respectively.
The Company capitalized interest of $0.6 million and $1.0 million during the three months ended September 30, 2015 and 2014, respectively, and $6.4 million and $7.3 million during the nine months ended September 30, 2015 and 2014, respectively, primarily associated with The LINQ Hotel & Casino in 2015 and The Cromwell in 2014.
During the three months ended September 30, 2015 and 2014, capital expenditures net of related payables were $17.8 million and $83.3 million, respectively, primarily related to construction at The LINQ Hotel & Casino and The Cromwell. Capital expenditures net of related payables for The LINQ Hotel & Casino were $12.5 million and $46.4 million for the three months ended September 30, 2015 and 2014, respectively. Capital expenditures net of related payables for The Cromwell were $29.7 million for the three months ended September 30, 2014.
During the nine months ended September 30, 2015 and 2014, capital expenditures net of related payables were $126.9 million and $236.3 million, respectively, primarily related to construction at The LINQ Hotel & Casino and The Cromwell. Capital expenditures net of related payables for The LINQ Hotel & Casino were $98.2 million and $69.4 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures net of related payables for The Cromwell were $124.5 million for the nine months ended September 30, 2014.
The Cromwell's gaming floor opened in April 2014 and its 188 hotel rooms became available to guests starting in May 2014. The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015.
No impairment of property and equipment was recognized by the Company for the periods presented in the accompanying Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss).
Note 4 — Goodwill and Other Intangible Assets
Goodwill was as follows as of September 30, 2015 and December 31, 2014:

(In millions)
Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at December 31, 2014	$214.1

Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at September 30, 2015	$214.1
There were no additions or impairment charges to goodwill during the three and nine months ended September 30, 2015 and 2014.
Changes in Carrying Value of Intangible Assets Other Than Goodwill

(In millions)
Balance at January 1, 2014	$124.3
Amortization expense	(11.3)
Balance at September 30, 2014	$113.0

Balance at January 1, 2015	$109.3
Amortization expense	(11.2)
Balance at September 30, 2015	$98.1
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset other than goodwill:

	September 30, 2015				December 31, 2014
(In millions)	Weighted Average Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	6.1	$211.6	$(138.2)	$73.4	$211.6	$(129.1)	$82.5
Gaming rights	8.8	45.8	(21.1)	24.7	45.8	(19.0)	26.8
		$257.4	$(159.3)	$98.1	$257.4	$(148.1)	$109.3
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). For the three months ended September 30, 2015 and 2014, there was $3.7 million and $3.8 million, respectively, of amortization expense. For the nine months ended September 30, 2015 and 2014, there was $11.2 million and $11.3 million, respectively, of amortization expense. Estimated amortization expense is $3.8 million for the remaining three months ending December 31, 2015 and $15.0 million for each of the five years from 2016 through 2020. Total estimated amortization expense for 2021 and thereafter is $19.3 million.
No impairment charges for intangible assets were recorded for either of the three and nine months ended September 30, 2015 and 2014.

Note 5 — Accrued Expenses
Accrued expenses consisted of the following:

(In millions)	September 30, 2015	December 31, 2014
Deposits and customer funds liability, including advance hotel deposits	$29.2	$20.6
Payroll and other compensation	19.3	24.5
Accrued non-income taxes	14.0	16.6
Chip and token liability	4.7	8.1
Insurance claims and reserves	3.3	3.9
Progressive liability	2.6	2.7
Other accruals	27.4	20.5
	$100.5	$96.9
Note 6 — Debt
The following table presents CGPH outstanding third-party debt as of September 30, 2015 and December 31, 2014.

		Interest Rates at	Face Value at	Book Value at
(In millions)	Final Maturity	September 30, 2015	September 30, 2015	September 30, 2015	December 31, 2014
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility	2019	various	$45.0	$45.0	$—
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,160.3	1,127.3	1,132.5
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	659.9	658.7
Cromwell Credit Facility	2019	11.00%	177.5	171.9	178.0
Capital lease obligations	2015 - 2017	various	1.7	1.7	3.9
Unsecured debt
Special Improvement District Bonds	2037	5.30%	14.1	14.1	14.5
Other financing obligations	2016	various	3.0	3.0	4.5
Total debt			2,076.6	2,022.9	1,992.1
Current portion of total debt			(61.3)	(61.3)	(19.0)
Long-term debt			$2,015.3	$1,961.6	$1,973.1
As of September 30, 2015, the face value of CGPH's amortization and maturities of outstanding third-party debt were as follows:

(In millions) Year	Annual Maturity of Outstanding Third-Party Debt
Remainder of 2015	$49.2
2016	15.5
2017	12.6
2018	13.0
2019	188.5
2020	12.2
Thereafter	1,785.6
Total outstanding third-party debt	$2,076.6
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
Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of The Cromwell, The LINQ Hotel & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties was funded by CGPH with cash contributed by CGP LLC and the proceeds of $700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in connection with the Second Closing as discussed in Escrow Release below.
Caesars Growth Properties Holdings Senior Secured Credit Facility
On May 8, 2014, CGPH closed on the $1.175 billion term loan (the "CGPH Term Loan") pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). CGPH used $476.9 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement (as defined below) and recognized $23.8 million loss on early extinguishment of debt. The proceeds were also used to fund the Acquired Properties Transaction and Harrah's Transaction.
The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of September 30, 2015, $45.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement, and each note has a contractual maturity of less than one year. The Revolving Credit Facility has a contractual maturity of greater than one year and we have the ability to repay the outstanding principal balances beyond the next 12 months; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Condensed Balance Sheets.
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
As of September 30, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $28.1 million and net of unamortized debt issuance costs of $4.9 million. The effective interest rate was 6.86%.
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

The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted as defined. As of September 30, 2015, CGPH's SSLR was 3.05 to 1.00.
As of September 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee. The Issuers deposited the gross proceeds of the offering of the notes, together with additional amounts necessary to redeem the notes, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.
As of September 30, 2015, the book value of the 2022 Notes (as defined below) was presented net of the unamortized discount of $13.2 million and net of unamortized debt issuance costs of $1.9 million. The effective interest rate was 9.84%.
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
As of September 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Registration Rights Agreement. In connection with the issuance of the 2022 Notes, the Issuers were subject to a registration rights agreement that required the Company to use its commercially reasonable efforts to prepare, to cause to be filed with the Securities and Exchange Commission, and to become effective on or prior to April 17, 2015, a registration statement with respect to the 2022 Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Initial 2022 Notes"). Accordingly, the Company filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and Amendments to such Registration Statement on May 18, 2015 and May 29, 2015. The Registration Statement was declared effective on June 26, 2015 (the "Effective Date").
Since the Effective Date was not on or prior to April 17, 2015, the Company incurred additional interest on the 2022 Notes of 0.25% annually beginning April 18, 2015, which increased to 0.50% annually from July 18, 2015 until the consummation of the exchange offer on July 28, 2015. Upon the consummation of the exchange offer, the Initial 2022 Notes that were exchanged were replaced with new notes (the "Exchange Notes" and, together with the Initial 2022 Notes, the "2022 Notes"), whose terms are substantially identical to that of the Initial 2022 Notes, except that the Exchange Notes have no transfer restrictions or registration rights. The 2022 Notes are co-issued by the Issuers, as well as jointly and severally, irrevocably and unconditionally guaranteed by CGPH and each of its wholly-owned, domestic, restricted subsidiaries on a senior secured basis (other than Caesars Growth Properties Finance, Inc.). In addition, CGPH is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
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
As of September 30, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $4.0 million and net of unamortized debt issuance costs of $1.6 million. The effective interest rate was 11.91%.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain, for the quarters ended December 31, 2014 and March 31, 2015, at least $7.5 million in consolidated EBITDA from PropCo, including the third-party leased dayclub/nightclub operations (the "Consolidated PropCo EBITDA"). Beginning in the second quarter of 2015 and continuing through the first quarter of 2016, the Cromwell Credit Facility requires PropCo to maintain a SSLR of no more than 5.25 to 1.00, which is the ratio of PropCo's first lien senior secured net debt to Consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of September 30, 2015, PropCo's SSLR was 4.60 to 1.00.
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
As of September 30, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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
Note 7 — Financial Instruments
Restricted Cash
As of September 30, 2015 and December 31, 2014, the Company had $3.6 million and $7.7 million, respectively, of restricted cash comprised of current and non-current portions based upon the intended use of each particular reserve balance.
The Cromwell Credit Facility, further described in Note 6 — Debt, is secured by the property, and funds borrowed that have not been spent on the development, as well as funds borrowed for interest service, are deemed restricted and are included in restricted cash. Amounts deposited into the specified reserve funds under this agreement aggregated $1.0 million and $5.1 million as of September 30, 2015 and December 31, 2014, respectively.
Harrah's New Orleans had restricted cash of $2.6 million as of both September 30, 2015 and December 31, 2014 to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
Investment in CES
Investment in CES, further described in Note 14 — Related Party Transactions, consists of membership interests in CES which is a variable interest entity of which we are not the primary beneficiary and is therefore accounted for under the cost method. Initial contributions by the Members (as defined in Note 14 — Related Party Transactions) included a $22.5 million cash payment by CGP LLC on behalf of CGPH in October 2014. Pursuant to a capital call during the three months ended December 31, 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. CGP LLC’s cash payments on behalf of CGPH resulted in an increase to CGP LLC’s investment in CGPH. Pursuant to capital calls during the nine months ended September 30, 2015, CGPH contributed an additional $1.5 million to CES.
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
The effect of derivative instruments in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) for both the nine months ended September 30, 2015 and 2014 was immaterial.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances.
The estimated retail value of such casino promotional allowances is included in Net revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Food and beverage	$22.6	$23.7	$68.0	$67.9
Rooms	19.9	17.6	59.0	53.5
Other	2.0	3.5	6.7	8.7
	$44.5	$44.8	$133.7	$130.1
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Food and beverage	$12.6	$15.5	$38.9	$43.6
Rooms	6.5	7.4	18.4	19.2
Other	1.1	2.5	3.9	5.5
	$20.2	$25.4	$61.2	$68.3
Note 9 — Write-downs, Reserves and Project Opening Costs, net of recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Divestitures and abandonments (1)	$0.4	$1.7	$5.0	$4.6
Remediation costs	0.3	2.0	1.8	7.0
Project opening costs	0.2	1.3	1.0	6.8
Other	0.9	—	(1.3)	—
	$1.8	$5.0	$6.5	$18.4
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
The effective tax rate was 0.0% for the three and nine months ended September 30, 2015 as CGPH is treated as a pass-through entity for federal and state income tax purposes. The effective tax rates were (4.3)% and (28.6)% for the three and nine months ended September 30, 2014. The primary cause for the difference from the federal statutory rate of 35% during the three and nine months ended September 30, 2014 was due to CGPH losses not tax benefitted at the CGPH entity level as CGPH is a disregarded entity for income tax purposes whereby all income or loss is passed through to its parent company, CGP LLC, which is treated as a flow through entity for income tax purposes.
CGPH classifies reserves for tax uncertainties within Deferred credits and other in the Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. CGPH had no reserves for tax uncertainties as of September 30, 2015 or December 31, 2014. The tax years that remain open for examination for the Company's major jurisdictions are 2011 through 2014 for United States tax purposes and 2006 through 2014 for Louisiana state tax purposes.
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
Items Disclosed at Fair Value
Debt
As of September 30, 2015, our outstanding debt with third parties had an estimated fair value of $1,786.0 million and a book value of $2,022.9 million. As of December 31, 2014, our outstanding debt with third parties had an estimated fair value of $1,840.1 million and a book value of $1,992.1 million.
As our debt is not actively traded in open-market transactions, the fair value of debt has been estimated based upon quoted prices of similar, but not identical, debt in active markets and are therefore classified as Level 2 inputs.
Items Measured at Fair Value on a Non-Recurring Basis
During the three and nine months ended September 30, 2015 and 2014, there were no impairment charges for assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to initial recognition.
Note 12 — Litigation, Contractual Commitments and Contingent Liabilities
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger between CAC and CEC announced on December 22, 2014 (the "Proposed Merger"), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys’ fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
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
We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, the motion was argued in December 2014, and was denied in March 2015. During the pendency of its Chapter 11 bankruptcy proceeding, the action has been automatically stayed with respect to CEOC. Discovery in the action is underway with a current deadline of September 30, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the Notes. CEC has informed us that fact discovery in the case is substantially complete. No trial date has been set.
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
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceeding, the court denied a motion to dismiss both lawsuits with respect to CEC and discovery is ongoing with respect to the plaintiffs' claims against CEC. Plaintiffs in the action that involves both tranches of Senior Unsecured Notes have indicated that they intend to move for summary judgment, and under the schedule imposed by the court, briefing on such motion will be completed by December 2, 2015. Plaintiffs in the other action, brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes, have indicated that they will move for class certification, and under the schedule imposed by the court for this motion, briefing will be completed by February 1, 2016. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015 (the "RSA"), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 13 Notice") from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 18 Notice") from BOKF, N.A. ("BOKF"), in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the "12.75% Second-Priority Notes"). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and its answer to the UMB complaint is due on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, where it remains pending. Meanwhile, the parties have completed fact discovery in both actions and currently are engaged in expert discovery. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the debtors’ reorganization by threatening the debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The denial was affirmed by the United States District Court for the Northern District of Illinois in October 2015, and currently is on appeal to the United States Court of Appeals for the Seventh Circuit, with oral arguments scheduled for December 10, 2015. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC has not yet been served with the complaint in this action. CAC and CGP LLC are not parties to these lawsuits.
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
We believe that the claims and demands described above against CAC and CGP LLC in the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the Delaware First Lien Lawsuit or the Delaware Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries ("CEC Group") from the plan. NRF claims that CEOC’s bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF’s authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group’s obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted but the court has yet to rule.
CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter in January 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada Gaming Control Board (the "GCB") on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace’s bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement are subject to bankruptcy court approval.
CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.
CEOC continues to cooperate with the Department of Justice in its investigation of this matter.
The Company is party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.
Harrah's New Orleans Operating Agreement
Harrah’s New Orleans operates under a casino operating contract with the Rivergate Development Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah’s New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah’s New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah’s New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For the three months ended September 30, 2015 and 2014, Harrah's New Orleans paid $15.1 million and $15.2 million, respectively, to the Louisiana Gaming Control Board. For the nine months ended September 30, 2015 and 2014, Harrah's New Orleans paid $56.2 million and $57.4 million, respectively, to the Louisiana Gaming Control Board.
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. Planet Hollywood recorded expenses of $0.8 million for both the three months ended September 30, 2015 and 2014, and $2.3 million for both the nine months ended September 30, 2015 and 2014. These expenses were included in Property, general, administrative and other expenses in the accompanying Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). As of September 30, 2015, Planet Hollywood had future minimum commitments and contingencies of $6.1 million related to the amended ESA.
Insurance Accruals
CGPH's properties are insured for workers’ compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 14 — Related Party Transactions for additional information.

Entertainment Commitments
In July 2013, Planet Hollywood terminated its lease with a third-party in order to retake possession of the larger performance theater space in Planet Hollywood, recently rebranded as The AXIS at Planet Hollywood Resort & Casino. In connection with that transaction, Planet Hollywood refurbished the theater and entered into a performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform at The AXIS starting in December 2013. The original performance agreement runs through the end of 2015. In September 2015, Planet Hollywood and Ms. Spears entered into a new performance agreement pursuant to which Ms. Spears agreed to continue to perform at The AXIS through December 2017. In November 2015, Planet Hollywood finalized its performance agreement with Jennifer Lopez pursuant to which Ms. Lopez agreed to perform at The AXIS starting in January 2016. The performance agreements with Ms. Spears and Ms. Lopez contain customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. Aggregate commitments under the lease termination agreement, amounts committed to refurbishing the theater and other entertainment commitments aggregate to approximately $110.4 million.
Management Fees to Related Party
See Note 14 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah’s New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. As a result of these audits, Harrah’s New Orleans had accrued $7.3 million and $6.7 million at September 30, 2015 and December 31, 2014, respectively.
Note 13 — Supplemental Cash Flow Information
Changes in Working Capital Accounts
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Nine Months Ended September 30,
(In millions)	2015	2014
Receivables	$(17.0)	$(10.4)
Prepayments and other current assets	(0.4)	5.4
Accounts payable	1.6	3.1
Payable to related parties	(19.0)	39.0
Accrued expenses and interest payable	19.6	39.6
Net change in working capital accounts	$(15.2)	$76.7
Cash Paid for Interest
The following table reconciles Interest expense, net of interest capitalized, per the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss), to cash paid for interest:

	Nine Months Ended September 30,
(In millions)	2015	2014
Interest expense, net of interest capitalized	$121.3	$117.6
Adjustments to reconcile to cash paid for interest:
Net change in accruals	(16.0)	(44.9)
Net amortization of debt discount and deferred financing costs	(6.3)	(12.7)
Equitized intercompany loan interest	—	(3.6)
Prepaid bond interest	(0.7)	(0.6)
Capitalized interest	6.4	7.3
Debt issuance costs and fees	—	(26.1)
Cash paid for interest	$104.7	$37.0

Significant Non-cash Transactions
Significant non-cash investing activities during the nine months ended September 30, 2014 include $8.9 million of purchases classified as Land, property and equipment, net which had corresponding liabilities in Accounts Payable in the Consolidated Condensed Balance Sheets.
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
Note 14 — Related Party Transactions
Cash Activity with Affiliates
Prior to being acquired by the Company, Harrah’s New Orleans, Bally’s Las Vegas, The Cromwell and The LINQ Hotel & Casino transferred cash in excess of operating requirements and regulatory needs to CEOC on a daily basis. Cash transfers from CEOC to these properties were also made based upon needs to fund daily operations, including accounts payable, payroll and capital expenditures. For the nine months ended September 30, 2014, the net of these transfers of $13.2 million, was reflected in Net transfers to parent and affiliates in the Cash flows from operating activities section of the Combined and Consolidated Condensed Statements of Cash Flows and Transactions with parent and affiliates, net in the Combined and Consolidated Condensed Statements of Stockholder's Equity. Subsequent to the May 2014 purchase of these properties by CGPH, the transfers of cash in excess of operating requirements and regulatory needs to CEOC and cash transfers from CEOC to fund daily operations no longer occur.
Formation of Caesars Enterprise Services, LLC
CES, a new services joint venture among CEOC, CERP, a subsidiary of Caesars Entertainment, and the Company, (together the "Members" and each a "Member") manages our properties and provides us with access to Caesars Entertainment’s management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property’s corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages were revised to 65.4%, 21.8% and 12.8%, respectively. The Company has notified CES, CEOC and CERP that it objects to the new expense allocation but will pay the revised expense allocations under protest and reserves all rights. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH in October 2014. Pursuant to a capital call during the three months ended December 31, 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. CGP LLC’s cash payments on behalf of CGPH resulted in an increase to CGP LLC’s investment in CGPH. Pursuant to capital calls during the nine months ended September 30, 2015, CGPH contributed an additional $1.5 million to CES. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI"), CGPH and certain of their subsidiaries that granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the "Enterprise Assets").
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
Allocated General Corporate Expenses
Prior to the May 2014 transactions described in Note 1 — Description of Business and Basis of Presentation, Harrah’s New Orleans, Bally’s Las Vegas, The LINQ Hotel & Casino and The Cromwell functioned as part of the larger group of companies owned by CEC and its subsidiaries. Prior to October 21, 2013, Planet Hollywood functioned as part of the larger group of companies owned by CEC and its subsidiaries. CEOC performed certain corporate overhead functions for these properties. These functions included, but were not limited to, payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury, regulatory compliance, insurance, information systems, office space, and corporate and other centralized services. Costs associated with centralized services have been allocated based on a percentage of revenue, or on another basis.
CGP LLC entered into a management services agreement with CEOC pursuant to which CEOC and its subsidiaries provide certain services to CGP LLC and its subsidiaries. The agreement, among other things:

•
provides that CEOC and its subsidiaries provide (a) certain corporate services and back office support, including payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space, and corporate and other centralized services and (b) certain advisory and business management services, including developing business strategies, executing financing transactions and structuring acquisitions and joint ventures;

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
The Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) reflects an allocation of both expenses incurred in connection with these shared services agreements and directly billed expenses incurred through Caesars Entertainment, CES and CEOC. General corporate expenses have been allocated based on a percentage of revenue, or on another basis (such as headcount), depending upon the nature of the general corporate expense being allocated. We recorded allocated general corporate expenses (including at times a 10% surcharge) and directly billed expenses totaling $32.4 million and $88.3 million for the three and nine months ended September 30, 2015, respectively, and $30.0 million and $76.2 million for the three and nine months ended September 30, 2014, respectively. The net payable balances for allocated and directly billed expenses are recorded in Payables to related parties in the Consolidated Condensed Balance Sheets.
The allocations of general corporate expenses may not reflect the expense the Company would have incurred if it were a stand-alone company nor are they necessarily indicative of the Company's future costs. Management believes the assumptions and methodologies used in the allocation of general corporate expenses from Caesars Entertainment, CES and CEOC are reasonable. Given the nature of these costs, it is not practicable for the Company to estimate what these costs would have been on a stand-alone basis.
Management Fees
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
Harrah’s New Orleans Management Company, The Quad Manager, LLC, Bally’s Las Vegas Manager, LLC and Cromwell Manager, LLC (collectively, the "Property Managers" and individually, a "Property Manager") are wholly-owned indirect subsidiaries of CEOC, and prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah’s New Orleans, The LINQ Hotel & Casino, Bally’s Las Vegas and The Cromwell. Fees paid to the Property Managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For the three months ended September 30, 2015 and 2014, the fees were $7.2 million and $5.3 million, respectively, and for the nine months ended September 30, 2015 and 2014, the fees were $21.2 million and $8.5 million, respectively. These fees were included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). As of September 30, 2015 and December 31, 2014, the payable balance related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.3 million and $0.9 million, respectively.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Managers for $138.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During the three months ended September 30, 2015 and 2014, the Company recorded amortization in the amount of $2.3 million in both periods and during the nine months ended September 30, 2015 and 2014, the Company recorded amortization in the amount of $6.9 million and $3.8 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). Additionally, during the three months ended September 30, 2015 and 2014, the Company received 50% of the management fees paid in the amount of $3.6 million and $2.6 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company received $10.6 million and $4.2 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss).
Planet Hollywood Management Fees
PHW Manager is a wholly-owned subsidiary of CEOC, and prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the three months ended September 30, 2015 and 2014, the fees were $5.4 million and $4.5 million respectively, and for the nine months ended September 30, 2015 and 2014, the fees were $15.8 million and $14.2 million, respectively. These fees were included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). As of September 30, 2015 and December 31, 2014, the payable balances related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.0 million and $0.6 million, respectively.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, and the 50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract. During the three months ended September 30, 2015 and 2014, the Company recorded amortization in the amount of $0.5 million in both periods and during the nine months ended September 30, 2015 and 2014, the Company recorded amortization in the amount of $1.5 million in both periods which is included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). Additionally, for the three months ended September 30, 2015 and 2014, the Company received 50% of the Planet Hollywood management fee paid in the amount of $1.8 million and $2.2 million, respectively, and during the nine months ended September 30, 2015 and 2014, the Company received $6.8 million and $7.1 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss).
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
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which certain employees of the Company may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. Caesars Entertainment maintains an employer match of up to $600 per year. The Company’s reimbursement for Caesars Entertainment’s contribution expense was $0.2 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million for both the nine months ended September 30, 2015 and 2014.
Multiemployer Benefit Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. The Company’s reimbursement for Caesars Entertainment’s contributions and charges for these plans was $8.8 million and $7.6 million for the three months ended September 30, 2015 and 2014, respectively, and $26.2 million and $21.9 million for the nine months ended September 30, 2015 and 2014, respectively. These expenses were included in Property, general, administrative and other in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss).
Equity Incentive Awards
Caesars Entertainment maintains equity incentive award plans in which employees of CGPH may participate. Caesars Entertainment allocates an appropriate amount of cost for these awards to each subsidiary where employees participate. For the three and nine months ended September 30, 2015, allocations were $1.3 million and $3.2 million, respectively. For the three and nine months ended September 30, 2014, allocations were immaterial.
Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly-owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is utilized by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent of approximately $1.3 million per month beginning on January 1, 2014, totaling $3.8 million for both the three months ended September 30, 2015 and 2014 and $11.3 million for both the nine months ended September 30, 2015 and 2014.
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
Note 15 — Combined and Consolidating Condensed Financial Information of Guarantors and Issuer
The 2022 Notes issued by CGPH ("Parent Company") and Caesars Growth Properties Finance, Inc. (included in the "Subsidiary Issuer" column below) are secured by substantially all of the existing and future property and assets of CGPH and certain wholly-owned subsidiary guarantors of CGPH ("Subsidiary Guarantors") as further discussed in Note 6 — Debt. Each subsidiary guarantor jointly and severally, irrevocably and unconditionally guarantees (1) the performance and punctual payment when due of all obligations of CGPH under the indenture and the 2022 Notes, whether for payment of principal, premium, if any, or interest in respect of the 2022 Notes and all other monetary obligations of CGPH under the indenture and the 2022 Notes and (2) the full and punctual performance within applicable grace periods of all other obligations of CGPH whether for fees, expenses, indemnification or otherwise under the Indenture and the 2022 Notes (collectively called the "Guaranteed Obligations").
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
The tables below present the consolidating condensed financial information as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and the combined and consolidating condensed financial information for the three and nine months ended September 30, 2014.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying financial information based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
SEPTEMBER 30, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$50.1	$—	$47.0	$22.7	$—	$119.8
Receivables, net of allowance for doubtful accounts	—	—	55.8	1.6	—	57.4
Restricted cash	—	—	2.6	—	—	2.6
Prepayments and other current assets	0.4	—	19.2	1.2	—	20.8
Total current assets	50.5	—	124.6	25.5	—	200.6
Land, property and equipment, net	—	—	2,003.5	262.4	—	2,265.9
Investment in CES	24.1	—	—	—	—	24.1
Investment in subsidiaries	2,947.1	—	—	—	(2,947.1)	—
Goodwill	—	—	214.1	—	—	214.1
Intangible assets other than goodwill, net	—	—	98.1	—	—	98.1
Restricted cash	—	—	—	1.0	—	1.0
Prepaid management fees to related parties	—	—	175.7	15.4	—	191.1
Deferred charges and other	3.0	—	37.3	0.3	—	40.6
Total assets	$3,024.7	$—	$2,653.3	$304.6	$(2,947.1)	$3,035.5

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$—	$27.2	$1.1	$—	$28.3
Payables to related parties	18.2	—	3.1	3.1	—	24.4
Accrued expenses	0.1	—	96.5	3.9	—	100.5
Accrued interest payable	44.0	26.8	—	3.0	(26.8)	47.0
Current portion of long-term debt	56.8	—	3.9	0.6	—	61.3
Total current liabilities	119.1	26.8	130.7	11.7	(26.8)	261.5
Long-term debt	1,775.5	675.0	14.1	172.0	(675.0)	1,961.6
Deferred credits and other	—	—	5.1	—	—	5.1
Total liabilities	1,894.6	701.8	149.9	183.7	(701.8)	2,228.2
Stockholder's Equity
Additional paid-in capital	1,341.5	(701.8)	2,680.0	215.4	(2,193.6)	1,341.5
Accumulated deficit	(211.4)	—	(176.6)	(94.5)	(51.7)	(534.2)
Total stockholder's equity	1,130.1	(701.8)	2,503.4	120.9	(2,245.3)	807.3
Total liabilities and stockholder's equity	$3,024.7	$—	$2,653.3	$304.6	$(2,947.1)	$3,035.5

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$36.7	$—	$47.7	$18.7	$—	$103.1
Receivables, net of allowance for doubtful accounts	—	—	38.4	2.0	—	40.4
Restricted cash	—	—	2.6	—	—	2.6
Prepayments and other current assets	—	—	19.2	1.5	—	20.7
Total current assets	36.7	—	107.9	22.2	—	166.8
Land, property and equipment, net	—	—	1,948.4	271.9	—	2,220.3
Investment in CES	22.6	—	—	—	—	22.6
Investment in subsidiaries	2,889.6	—	—	—	(2,889.6)	—
Goodwill	—	—	214.1	—	—	214.1
Intangible assets other than goodwill, net	—	—	109.3	—	—	109.3
Restricted cash	—	—	—	5.1	—	5.1
Prepaid management fees to related parties	—	—	183.3	16.2	—	199.5
Deferred charges and other (1)	3.7	—	36.9	0.3	—	40.9
Total assets	$2,952.6	$—	$2,599.9	$315.7	$(2,889.6)	$2,978.6

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$0.1	$—	$31.9	$2.5	$—	$34.5
Payables to related parties	40.6	—	0.1	2.7	—	43.4
Accrued expenses	—	—	92.0	4.9	—	96.9
Accrued interest payable	27.8	10.5	—	3.2	(10.5)	31.0
Current portion of long-term debt	11.8	—	4.9	2.3	—	19.0
Total current liabilities	80.3	10.5	128.9	15.6	(10.5)	224.8
Long-term debt (1)	1,779.5	675.0	17.0	176.6	(675.0)	1,973.1
Deferred credits and other	—	—	10.7	—	—	10.7
Total liabilities	1,859.8	685.5	156.6	192.2	(685.5)	2,208.6
Stockholder's Equity
Additional paid-in capital	1,335.4	(685.5)	2,786.9	207.0	(2,308.4)	1,335.4
Accumulated deficit	(242.6)	—	(343.6)	(83.5)	104.3	(565.4)
Total stockholder's equity	1,092.8	(685.5)	2,443.3	123.5	(2,204.1)	770.0
Total liabilities and stockholder's equity	$2,952.6	$—	$2,599.9	$315.7	$(2,889.6)	$2,978.6
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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$171.0	$9.6	$—	$180.6
Food and beverage	—	—	60.5	7.3	—	67.8
Rooms	—	—	79.3	2.9	—	82.2
Other	—	—	37.3	4.2	—	41.5
Less: casino promotional allowances	—	—	(41.5)	(3.0)	—	(44.5)
Net revenues	—	—	306.6	21.0	—	327.6
Operating expenses
Direct
Casino	—	—	79.9	5.8	—	85.7
Food and beverage	—	—	25.9	4.9	—	30.8
Rooms	—	—	20.8	0.8	—	21.6
Property, general, administrative and other	6.0	—	86.8	4.4	—	97.2
Management fees to related parties	—	—	9.5	0.5	—	10.0
Write-downs, reserves and project opening costs, net of recoveries	0.9	—	1.0	(0.1)	—	1.8
Depreciation and amortization	—	—	29.4	2.8		32.2
Total operating expenses	6.9	—	253.3	19.1	—	279.3
(Loss)/income from operations	(6.9)	—	53.3	1.9	—	48.3
Interest expense, net of interest capitalized	(37.2)	—	0.5	(5.4)	—	(42.1)
Net (loss)/income before gain on interests in subsidiaries	(44.1)	—	53.8	(3.5)	—	6.2
Gain on interests in subsidiaries	50.3	—	—	—	(50.3)	—
Net income/(loss)	6.2	—	53.8	(3.5)	(50.3)	6.2
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$6.2	$—	$53.8	$(3.5)	$(50.3)	$6.2

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$157.8	$11.0	$—	$168.8
Food and beverage	—	—	53.0	8.0	—	61.0
Rooms	—	—	56.3	2.9	—	59.2
Other	—	—	39.3	7.5	—	46.8
Less: casino promotional allowances	—	—	(40.2)	(4.6)	—	(44.8)
Net revenues	—	—	266.2	24.8	—	291.0
Operating expenses
Direct
Casino	—	—	84.1	7.6	—	91.7
Food and beverage	—	—	24.8	4.5	—	29.3
Rooms	—	—	17.2	1.3	—	18.5
Property, general, administrative and other	3.0	—	85.6	3.8	—	92.4
Management fees to related parties	—	—	7.4	0.4	—	7.8
Write-downs, reserves and project opening costs, net of recoveries	—	—	4.3	0.7	—	5.0
Depreciation and amortization	—	—	25.4	2.8	—	28.2
Total operating expenses	3.0	—	248.8	21.1	—	272.9
(Loss)/income from operations	(3.0)	—	17.4	3.7	—	18.1
Interest expense, net of interest capitalized	(36.6)	—	0.7	(5.4)	—	(41.3)
(Loss)/income before benefit from/(provision for) from income taxes	(39.6)	—	18.1	(1.7)	—	(23.2)
Benefit from/(provision for) income taxes	—	—	0.3	(1.3)	—	(1.0)
(Loss)/income before gain on interests in subsidiaries	(39.6)	—	18.4	(3.0)	—	(24.2)
Gain on interests in subsidiaries	16.4	—	—	—	(16.4)	—
Net (loss)/income	(23.2)	—	18.4	(3.0)	(16.4)	(24.2)
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive (loss)/income	$(23.2)	$—	$18.4	$(3.0)	$(16.4)	$(24.2)

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$513.8	$32.7	$—	$546.5
Food and beverage	—	—	167.8	21.9	—	189.7
Rooms	—	—	230.0	9.0	—	239.0
Other	—	—	104.0	12.8	—	116.8
Less: casino promotional allowances	—	—	(124.9)	(8.8)	—	(133.7)
Net revenues	—	—	890.7	67.6	—	958.3
Operating expenses
Direct
Casino	—	—	242.7	18.8	—	261.5
Food and beverage	—	—	72.4	15.0	—	87.4
Rooms	—	—	59.1	2.7	—	61.8
Property, general, administrative and other	13.2	—	244.4	13.4	—	271.0
Management fees to related parties	—	—	26.5	1.5	—	28.0
Write-downs, reserves and project opening costs, net of recoveries	0.9	—	5.5	0.1	—	6.5
Depreciation and amortization	—	—	78.7	10.9	—	89.6
Total operating expenses	14.1	—	729.3	62.4	—	805.8
(Loss)/income from operations	(14.1)	—	161.4	5.2	—	152.5
Interest expense, net of interest capitalized	(110.7)	—	5.6	(16.2)	—	(121.3)
Net (loss)/income before gain on interests in subsidiaries	(124.8)	—	167.0	(11.0)	—	31.2
Gain on interests in subsidiaries	156.0	—	—	—	(156.0)	—
Net income/(loss)	31.2	—	167.0	(11.0)	(156.0)	31.2
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$31.2	$—	$167.0	$(11.0)	$(156.0)	$31.2

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$504.3	$18.4	$—	$522.7
Food and beverage	—	—	163.6	11.4	—	175.0
Rooms	—	—	189.7	4.1	—	193.8
Other	—	—	103.7	12.0	—	115.7
Less: casino promotional allowances	—	—	(122.9)	(7.2)	—	(130.1)
Net revenues	—	—	838.4	38.7	—	877.1
Operating expenses
Direct
Casino	—	—	261.8	13.0	—	274.8
Food and beverage	—	—	75.6	5.8	—	81.4
Rooms	—	—	53.2	1.7	—	54.9
Property, general, administrative and other	7.3	—	244.8	5.9	—	258.0
Management fees to related parties	—	—	15.9	0.8	—	16.7
Write-downs, reserves and project opening costs, net of recoveries	—	—	7.0	11.4	—	18.4
Depreciation and amortization	—	—	71.1	4.4	—	75.5
Total operating expenses	7.3	—	729.4	43.0	—	779.7
(Loss)/income from operations	(7.3)	—	109.0	(4.3)	—	97.4
Interest expense, net of interest capitalized	(89.9)	—	(16.6)	(11.1)	—	(117.6)
Loss on extinguishment of debt	—	—	(23.8)	—	—	(23.8)
(Loss)/income before (provision for)/benefit from income taxes	(97.2)	—	68.6	(15.4)	—	(44.0)
(Provision for)/benefit from income taxes	—	—	(16.4)	3.8	—	(12.6)
(Loss)/income before gain on interests in subsidiaries	(97.2)	—	52.2	(11.6)	—	(56.6)
Gain on interests in subsidiaries	20.2	—	—	—	(20.2)	—
Net (loss)/income	(77.0)	—	52.2	(11.6)	(20.2)	(56.6)
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive (loss)/income	$(77.0)	$—	$52.2	$(11.6)	$(20.2)	$(56.6)

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(21.2)	$—	$238.1	$1.3	$(102.5)	$115.7
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(124.4)	(2.5)	—	(126.9)
Change in restricted cash	—	—	—	4.1	—	4.1
Purchase of additional investment in CES	(1.5)	—	—	—	—	(1.5)
Cash flows (used in)/provided by investing activities	(1.5)	—	(124.4)	1.6	—	(124.3)
Cash flows from financing activities
Proceeds from issuance of long-term debt	80.0	—	—	—	—	80.0
Repayments under lending agreements	(43.9)	—	(3.6)	(7.1)	—	(54.6)
Transactions with parents and affiliates	—	—	(110.8)	8.2	102.5	(0.1)
Cash flows provided by/(used in) financing activities	36.1	—	(114.4)	1.1	102.5	25.3
Net increase/(decrease) in cash and cash equivalents	13.4	—	(0.7)	4.0	—	16.7
Cash and cash equivalents, beginning of period	36.7	—	47.7	18.7	—	103.1
Cash and cash equivalents, end of period	$50.1	$—	$47.0	$22.7	$—	$119.8

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(326.7)	$—	$529.8	$2.6	$(45.0)	$160.7
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(112.8)	(123.5)	—	(236.3)
Payments to acquire businesses related to the Acquired Properties Transaction and Harrah's Transaction	(1,808.2)	—	—	—	—	(1,808.2)
Change in restricted cash	—	—	39.4	76.9	—	116.3
Cash flows used in investing activities	(1,808.2)	—	(73.4)	(46.6)	—	(1,928.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	2,494.1	—	—	—	—	2,494.1
Debt issuance costs and fees	(30.6)	—	—	—	—	(30.6)
Repayments under lending agreements	(700.0)	—	(500.5)	(0.4)	—	(1,200.9)
Transactions with parents and affiliates	463.2	—	(56.8)	45.6	45.0	497.0
Cash flows provided by/(used in) financing activities	2,226.7	—	(557.3)	45.2	45.0	1,759.6
Net increase/(decrease) in cash and cash equivalents	91.8	—	(100.9)	1.2	—	(7.9)
Cash and cash equivalents, beginning of period	—	—	150.7	17.4	—	168.1
Cash and cash equivalents, end of period	$91.8	$—	$49.8	$18.6	$—	$160.2

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
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC ("PHWLV"), which holds Planet Hollywood Resort and Casino ("Planet Hollywood") and the 50% interest in the management fee revenues of PHW Manager, LLC ("PHW Manager") to CGPH. In addition, CGPH acquired through one or more subsidiaries (i) Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell"), 3535 LV Corporation (formerly known as "The Quad" and recently rebranded as "The LINQ Hotel & Casino"), and indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 14 — Related Party Transactions in our Combined and Consolidated Condensed Financial Statements included in this report) and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction").
On May 20, 2014, CGPH acquired through one or more subsidiaries (i) JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 14 — Related Party Transactions in our Combined and Consolidated Condensed Financial Statements included in this report) and the owner of this property, and (iii) certain intellectual property that is specific to each of these properties (the "Second Closing" or "Harrah's Transaction").
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
Operating Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Change (3)	2015	2014	Change (3)
Net revenues	$327.6	$291.0	$36.6	$958.3	$877.1	$81.2
Income from operations	48.3	18.1	30.2	152.5	97.4	55.1
Net income/(loss)	6.2	(24.2)	30.4	31.2	(56.6)	87.8
Operating margin (1)	14.7%	6.2%	8.5 BPS	15.9%	11.1%	4.8 BPS
Adjusted EBITDA(2)	85.2	52.4	32.8	253.9	196.9	57.0
_________________________

(1)	Operating margin is calculated as income from operations divided by net revenues.

(2)
See Reconciliations of Non-GAAP Financial Measures later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Net (loss)/income to Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("EBITDA").

(3)	BPS is defined as basis points.

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

Third Quarter 2015 results compared with Third Quarter 2014
Net revenues for the three months ended September 30, 2015 increased by $36.6 million or 12.6% compared to the same period in 2014 due to increases in casino, food and beverage and rooms revenues. The increases continue to be primarily driven by renovations at The LINQ Hotel & Casino and favorable casino hold at Harrah's New Orleans. Total trips decreased by approximately 10.3% during the three months ended September 30, 2015 when compared to the same period in 2014 primarily driven by lower visits at Harrah's New Orleans. Gross casino hold increased from 11.3% to 12.6% for the three months ended September 30, 2015 compared to the same period in 2014 primarily attributed to Harrah's New Orleans.
Room revenues for the three months ended September 30, 2015 and 2014 were $82.2 million and $59.2 million, respectively. Cash average daily room rates for the three months ended September 30, 2015 increased to $119, or approximately 15.5%, when compared to $103 for the same period in 2014, primarily due to renovated rooms available at The LINQ Hotel & Casino, higher demand in the Las Vegas market and the increase in resort fees in late 2014. Average daily occupancy was 92.7% for the three months ended September 30, 2015 and 89.5% for the same period in 2014. Revenue per available room ("RevPar") for the three months ended September 30, 2015 and 2014 was $109 and $93, respectively.
Food and beverage revenues for the three months ended September 30, 2015 and 2014 were $67.8 million and $61.0 million, respectively. The increase of $6.8 million, or 11.1%, in food and beverage revenue was driven largely by the completion of construction at The LINQ Hotel & Casino in 2015.
Other revenues for the three months ended September 30, 2015 and 2014 were $41.5 million and $46.8 million, respectively. The decrease of $5.3 million, or 11.3%, was primarily due to lower entertainment revenues at The Cromwell and Planet Hollywood.
Income from operations for the three months ended September 30, 2015 increased by $30.2 million or 166.9% compared with the same period in 2014 primarily due to the income impact of increased revenues. Adjusted EBITDA for the three months ended September 30, 2015 increased $32.8 million or 62.6% as compared with the same period in 2014 primarily due to the income impact of increased revenues and reduced expenses from marketing and operational efficiencies. Adjusted EBITDA was positively impacted by favorable casino hold of $10.8 million.
Nine months ended September 30, 2015 results compared with September 30, 2014
Net revenues for the nine months ended September 30, 2015 increased by $81.2 million or 9.3% compared to the same period in 2014 due to increases in all categories of revenue. The increases continue to be primarily driven by renovations at The LINQ Hotel & Casino and the opening of The Cromwell offset by a decrease in revenue due to the April 2015 smoking ban at Harrah's New Orleans. Total trips decreased by approximately 3.0% during the nine months ended September 30, 2015 when compared to the same period in 2014 primarily driven by lower visits at Harrah's New Orleans. Gross casino hold increased slightly from 11.4% to 11.9% for the nine months ended September 30, 2015 compared to the same period in 2014.
Room revenues for the nine months ended September 30, 2015 and 2014 were $239.0 million and $193.8 million, respectively. Cash average daily room rates for the nine months ended September 30, 2015 increased to $122, or approximately 15.1%, when compared to $106 for the same period in 2014, primarily due to renovated rooms available at The LINQ Hotel & Casino, higher demand in the Las Vegas market and the increase in resort fees in late 2014. Average daily occupancy was 93.1% for the nine months ended September 30, 2015 and 90.8% for the same period in 2014. RevPar for the nine months ended September 30, 2015 and 2014 was $112 and $97, respectively.
Food and beverage revenues for the nine months ended September 30, 2015 and 2014 were $189.7 million and $175.0 million, respectively. The increase of $14.7 million, or 8.4%, in food and beverage revenue was driven largely by the completion of construction at The LINQ Hotel & Casino in 2015 and new offerings that opened in 2014 across the portfolio including various new venues at The Cromwell.
Other revenues increased slightly by $1.1 million, or 1.0%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 and were $116.8 million and $115.7 million, respectively.
Income from operations for the nine months ended September 30, 2015 increased by $55.1 million or 56.6% compared with the same period in 2014 primarily due to the income impact of increased revenues partially offset by an increase in operating expense at The Cromwell due to its opening in the prior year and an increase at The LINQ Hotel & Casino subsequent to the renovations. Adjusted EBITDA for the nine months ended September 30, 2015 increased $57.0 million or 28.9% as compared with the same period in 2014 primarily due to the income impact of increased revenues partially offset by increased expenses resulting from operating costs incurred after the opening of The Cromwell in the prior year.
Incentives are often provided for customers to stay and play at our properties. Incentives are provided to customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted products, gaming credits, food and beverage, hotel room credits, and other forms. The retail value of accommodations, food and beverage, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above include all promotional allowances. CGPH believes its allocation of promotional allowances to be within industry standards and appropriate for our brands and competitive environment.
Other Factors Affecting Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	Change	2015	2014	Change
Interest expense, net of interest capitalized	$(42.1)	$(41.3)	$(0.8)	$(121.3)	$(117.6)	$(3.7)
Loss on extinguishment of debt	—	—	—	—	(23.8)	23.8
Provision for income taxes	—	(1.0)	1.0	—	(12.6)	12.6
Interest Expense, Net of Interest Capitalized
Interest expense, net of interest capitalized, increased by $0.8 million for the three months ended September 30, 2015 compared with the same period in 2014 and increased by $3.7 million for the nine months ended September 30, 2015 compared with the same period in 2014. The change is primarily related to the debt incurred in May 2014 by CGPH to fund the Acquired Properties Transaction and Harrah's Transaction. Interest expense, net of interest capitalized, due to these transactions was $37.2 million and $36.6 million for the three months ended September 30, 2015 and 2014, respectively, and $110.7 million and $89.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Interest expense, net of interest capitalized, related to Planet Hollywood was immaterial and $14.9 million for the nine months ended September 30, 2015 and 2014, respectively. The Planet Hollywood secured loan was repaid in May 2014.
Additional interest expense, net of interest capitalized, totaled $4.9 million and $4.7 million for the three months ended September 30, 2015 and 2014, respectively, and $10.6 million and $12.8 million for the nine months ended September 30, 2015 and 2014, respectively, related to the Cromwell Credit Facility as defined in Liquidity and Capital Resources below, Special Improvement District Bonds as defined in Liquidity and Capital Resources below, capital leases and other financing obligations.
Loss on Extinguishment of Debt
The Planet Hollywood secured loan contained excess cash flow provisions which required mandatory prepayments when certain conditions were met. Prepayments in excess of the recorded book value of principal owed were recorded in Loss on extinguishment of debt in the Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss). Loss on extinguishment of debt was $23.8 million for the nine months ended September 30, 2014 due to the payoff of the Planet Hollywood Loan in May 2014 in conjunction with the Second Lien Intercreditor Agreement, as defined in the Intercreditor Agreement and Collateral Agreement section below.
Provision for Income Taxes
Prior to the Acquired Properties Transaction and Harrah’s Transaction, income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if these entities, with the exception of PHWLV, filed separate U.S. federal and state income tax returns through October 21, 2013. For the three and nine months ended September 30, 2014, we recorded a tax provision of $1.0 million and $12.6 million, respectively, on pretax loss of $23.2 million and $44.0 million, respectively. This resulted in an effective tax rate of (4.3)% and (28.6)% for the three and nine months ended September 30, 2014, respectively, which differs from the expected federal tax rate of 35% primarily due to PHWLV income not taxed as PHWLV is a pass-through entity for income tax purposes. CGPH income subsequent to May 2014 are not tax impacted at the CGPH level as CGPH became a disregarded entity for income tax purposes starting in May 2014 whereby all income or loss is passed through to our parent company, CGP LLC, which is treated as a flow through entity for income tax purposes.
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

	Three Months Ended September 30,
(In millions)	2015	2014
Net income/(loss)	$6.2	$(24.2)
Provision for income taxes	—	1.0
Income/(loss) before income taxes	6.2	(23.2)
Interest expense, net of interest capitalized	42.1	41.3
Depreciation and amortization	32.2	28.2
EBITDA	80.5	46.3
Write-downs, reserves and project opening costs, net of recoveries (2)	1.8	5.0
Acquisition and integration costs	—	0.7
Stock-based compensation (3)	1.3	0.3
Other (4)	1.6	0.1
Adjusted EBITDA	$85.2	$52.4

	Nine Months Ended September 30,
(In millions)	2015	2014
Net income/(loss)	$31.2	$(56.6)
Provision for income taxes	—	12.6
Income/(loss) before income taxes	31.2	(44.0)
Interest expense, net of interest capitalized	121.3	117.6
Depreciation and amortization	89.6	75.5
EBITDA	242.1	149.1
Loss on extinguishment of debt (1)	—	23.8
Write-downs, reserves and project opening costs, net of recoveries (2)	6.5	18.4
Acquisition and integration costs	0.4	5.0
Stock-based compensation (3)	3.2	0.3
Other (4)	1.7	0.3
Adjusted EBITDA	$253.9	$196.9
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
During the three months ended September 30, 2015 and 2014, capital expenditures net of related payables were $17.8 million and $83.3 million, respectively, primarily related to construction at The LINQ Hotel & Casino and The Cromwell. Capital expenditures net of related payables for The LINQ Hotel & Casino were $12.5 million and $46.4 million for the three months ended September 30, 2015 and 2014, respectively. Capital expenditures net of related payables for The Cromwell were $29.7 million for the three months ended September 30, 2014.
During the nine months ended September 30, 2015 and 2014, capital expenditures net of related payables were $126.9 million and $236.3 million, respectively, primarily related to construction at The LINQ Hotel & Casino and The Cromwell. Capital expenditures net of related payables for The LINQ Hotel & Casino were $98.2 million and $69.4 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures net of related payables for The Cromwell were $124.5 million for the nine months ended September 30, 2014.
The Cromwell's gaming floor opened in April 2014 and its 188 hotel rooms became available to guests starting in May 2014. The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015.
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
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee. On May 8, 2014, CGPH closed on $1.175 billion of term loans pursuant (the "CGPH Term Loan") to a credit agreement. As of September 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH’s outstanding debt securities.
In November 2012, Corner Investment Propco, LLC ("PropCo"), a wholly-owned subsidiary of The Cromwell, entered into a $185.0 million, seven-year senior secured credit facility bearing interest at the London Inter-Bank Offered Rate ("LIBOR") plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel. As of September 30, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
Our cash and cash equivalents, excluding restricted cash, totaled $119.8 million as of September 30, 2015, compared to $103.1 million as of December 31, 2014. Restricted cash totaled $3.6 million as of September 30, 2015 and $7.7 million as of December 31, 2014. Our restricted cash consists of cash reserved under our loan agreements for development projects and interest service.
As of September 30, 2015 and December 31, 2014, respectively, we had $2,076.6 million and $2,051.5 million, face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the nine months ended September 30, 2015 and 2014 was $104.7 million and $37.0 million, respectively.
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
Capital Resources
We have early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 and reclassified $9.3 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in our Consolidated Condensed Balance Sheets as of December 31, 2014. See Note 2 — Recently Issued Accounting Pronouncements in the Combined and Consolidated Condensed Financial Statements included in this report.
Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of The Cromwell, The LINQ Hotel & Casino, Bally’s Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties was funded by CGPH with cash contributed by CGP LLC and the proceeds of $700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in connection with the Second Closing as discussed in Escrow Release below.
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
The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of September 30, 2015, $45.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement, and each note has a contractual maturity of less than one year. The Revolving Credit Facility has a contractual maturity of greater than one year and we have the ability to repay the outstanding principal balances beyond the next 12 months; however, we currently intend to repay the principal balances within the following 12 months. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Condensed Balance Sheets.
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
As of September 30, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $28.1 million and net of unamortized debt issuance costs of $4.9 million. The effective interest rate was 6.86%.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined. As of September 30, 2015, CGPH's SSLR was 3.05 to 1.00.
As of September 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee. The Issuers deposited the gross proceeds of the offering of the notes, together with additional amounts necessary to redeem the notes, if applicable, into a segregated escrow account until the escrow conditions were satisfied on May 20, 2014.
As of September 30, 2015, the book value of the 2022 Notes (as defined below) was presented net of the unamortized discount of $13.2 million and net of unamortized debt issuance costs of $1.9 million. The effective interest rate was 9.84%.
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
As of September 30, 2015, the assets of Harrah’s New Orleans, Bally’s Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Registration Rights Agreement. In connection with the issuance of the 2022 Notes, the Issuers were subject to a registration rights agreement that required the Company to use its commercially reasonable efforts to prepare, to cause to be filed with the Securities and Exchange Commission, and to become effective on or prior to April 17, 2015, a registration statement with respect to the 2022 Notes, which were originally issued pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Initial 2022 Notes"). Accordingly, the Company filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and Amendments to such Registration Statement on May 18, 2015 and May 29, 2015. The Registration Statement was declared effective on June 26, 2015 (the "Effective Date").
Since the Effective Date was not on or prior to April 17, 2015, the Company incurred additional interest on the 2022 Notes of 0.25% annually beginning April 18, 2015, which increased to 0.50% annually from July 18, 2015 until the consummation of the exchange offer on July 28, 2015. Upon the consummation of the exchange offer, the Initial 2022 Notes that were exchanged were replaced with new notes (the "Exchange Notes" and, together with the Initial 2022 Notes, the "2022 Notes"), whose terms are substantially identical to that of the Initial 2022 Notes, except that the Exchange Notes have no transfer restrictions or registration rights. The 2022 Notes are co-issued by the Issuers, as well as jointly and severally, irrevocably and unconditionally guaranteed by CGPH and each of its wholly-owned, domestic, restricted subsidiaries on a senior secured basis (other than Caesars Growth Properties Finance, Inc.). In addition, CGPH is a holding company that owns no operating assets and has no significant operations independent of its subsidiaries.
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
Cromwell Credit Facility
In November 2012, PropCo, a wholly-owned subsidiary of The Cromwell, entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as The Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Cromwell owns the property and the dayclub/nightclub is leased to a third party. The proceeds of the Cromwell Credit Facility were funded during the fourth quarter of 2012 and are included as Restricted cash on the Consolidated Condensed Balance Sheets until drawn to pay for costs incurred in the renovation. The Cromwell’s gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
As of September 30, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $4.0 million and net of unamortized debt issuance costs of $1.6 million. The effective interest rate was 11.91%.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain, for the quarters ended December 31, 2014 and March 31, 2015, at least $7.5 million in consolidated EBITDA from PropCo, including the third-party leased dayclub/nightclub operations (the "Consolidated PropCo EBITDA"). Beginning in the second quarter of 2015 and continuing through the first quarter of 2016, the Cromwell Credit Facility requires PropCo to maintain a SSLR of no more than 5.25 to 1.00, which is the ratio of PropCo's first lien senior secured net debt to Consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of September 30, 2015, PropCo's SSLR was 4.60 to 1.00.
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
As of September 30, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.

Capital Leases
We have entered into multiple capital leases for gaming and wireless internet equipment. The assets related to these capital leases were included in Land, property and equipment, net in the accompanying Consolidated Condensed Balance Sheets, and within Furniture, fixtures, and equipment in Note 3 — Land, Property and Equipment, net to the CGPH Combined and Consolidated Condensed Financial Statements. The leases have an outstanding liability balance of $1.7 million as of September 30, 2015.
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
Other Obligations and Commitments
The table below summarizes CGPH's debt and related interest obligations as of September 30, 2015.

	Payments due by Period
(In millions)	Total	Remainder of 2015	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value (1)	$2,076.6	49.2	$41.1	$200.7	$1,785.6
Estimated interest payments to third parties (2)	996.3	56.4	477.1	312.5	150.3
_________________________

(1)	Includes a capital lease obligation of $1.7 million.

(2)	Estimated interest for variable rate debt included in this table is based on projected rates at September 30, 2015.
Off-Balance Sheet Arrangements
CGPH did not have any off-balance sheet arrangements at September 30, 2015 or December 31, 2014.

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
The following table reconciles Net income - Restricted to Adjusted EBITDA - Restricted:

	Three Months Ended September 30,
(In millions)	2015	2014
Net income/(loss)	$6.2	$(24.2)
Less: Net loss - Unrestricted	(3.5)	(3.0)
Net income/(loss) - Restricted	9.7	(21.2)
Benefit from income taxes - Restricted	—	(0.3)
Income/(loss) before income taxes - Restricted	9.7	(21.5)
Interest expense, net of interest capitalized	36.7	35.9
Depreciation and amortization	29.4	25.4
Write-downs, reserves and project opening costs, net of recoveries	1.9	4.3
Acquisition and integration costs	—	0.7
Stock-based compensation	1.3	0.3
Other (2)	1.6	0.1
Adjusted EBITDA - Restricted	$80.6	$45.2

	Nine Months Ended September 30,
(In millions)	2015	2014
Net income/(loss)	$31.2	$(56.6)
Less: Net loss - Unrestricted	(11.0)	(11.6)
Net income/(loss) - Restricted	42.2	(45.0)
Provision for income taxes - Restricted	—	16.4
Income/(loss) before income taxes - Restricted	42.2	(28.6)
Interest expense, net of interest capitalized	105.1	106.5
Depreciation and amortization	78.7	71.1
Loss on extinguishment of debt (1)	—	23.8
Write-downs, reserves and project opening costs, net of recoveries	6.4	7.0
Acquisition and integration costs	0.4	5.0
Stock-based compensation	3.0	0.3
Other (2)	1.7	0.3
Adjusted EBITDA - Restricted	$237.5	$185.4
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

•
The effects of any lawsuits against CAC, CGP LLC or CGPH related to the October 2013 CGP LLC joint venture formation between subsidiaries of Caesars Entertainment and CAC and the Acquired Properties Transaction and Harrah's Transaction (together, the "Transactions");

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

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility; and

•	the other factors set forth under "Risk Factors."
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
Assuming a constant outstanding balance for our variable rate debt with third parties, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $3.8 million. At September 30, 2015, the weighted average USD LIBOR rate on our variable rate debt was 0.28%. A hypothetical reduction of this rate to zero would decrease interest expense for the next twelve months by $0.1 million.
CGPH does not purchase or hold any derivative financial instruments for trading purposes.
As of September 30, 2015, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $1,487.9 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of Caesars Acquisition Company, the Company's managing member, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2015. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of Caesars Acquisition Company's Annual Report on Form 10-K for the year ended December 31, 2014, the Caesars Acquisition Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015.
In light of the material weaknesses as of September 30, 2015, prior to the filing of this Form 10-Q for the period ended September 30, 2015, management determined that key quarterly controls were performed timely and also performed additional procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weaknesses, the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
The changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are discussed below.
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
The Company believes the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of September 30, 2015, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger between CAC and CEC announced on December 22, 2014 (the "Proposed Merger"), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors’ personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys’ fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
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
We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys’ fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, the motion was argued in December 2014, and was denied in March 2015. During the pendency of its Chapter 11 bankruptcy proceeding, the action has been automatically stayed with respect to CEOC. Discovery in the action is underway with a current deadline of September 30, 2015. Subsequently, plaintiffs advised the judge presiding over the CEOC bankruptcy proceeding that they would pursue in this litigation only those claims alleging that CEC remains liable under the parent guarantee formerly applicable to the Notes. CEC has informed us that fact discovery in the case is substantially complete. No trial date has been set.
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
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. Although the claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceeding, the court denied a motion to dismiss both lawsuits with respect to CEC and discovery is ongoing with respect to the plaintiffs' claims against CEC. Plaintiffs in the action that involves both tranches of Senior Unsecured Notes have indicated that they intend to move for summary judgment, and under the schedule imposed by the court, briefing on such motion will be completed by December 2, 2015. Plaintiffs in the other action, brought on behalf of holders of CEOC’s 6.50% Senior Unsecured Notes, have indicated that they will move for class certification, and under the schedule imposed by the court for this motion, briefing will be completed by February 1, 2016. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the Fourth Amended and Restated Restructuring Support and Forbearance Agreement, dated as of July 31, 2015 (the "RSA"), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the RSA.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 13 Notice") from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC’s 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC’s commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC’s obligations on the 10.00% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys’ fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 18 Notice") from BOKF, N.A. ("BOKF"), in its capacity as successor Trustee for CEOC’s 12.75% Second-Priority Senior Secured Notes due 2018 (the "12.75% Second-Priority Notes"). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC’s obligations on the 12.75% Second-Priority Notes, including CEOC’s obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys’ fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC’s 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC’s filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and its answer to the UMB complaint is due on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, where it remains pending. Meanwhile, the parties have completed fact discovery in both actions and currently are engaged in expert discovery. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court’s jurisdiction over the debtors’ reorganization by threatening the debtors’ ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC’s request. The denial was affirmed by the United States District Court for the Northern District of Illinois in October 2015, and currently is on appeal to the United States Court of Appeals for the Seventh Circuit, with oral arguments scheduled for December 10, 2015. The bankruptcy court’s ruling does not address the merits of the Parent Guarantee Lawsuits.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC’s 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC has not yet been served with the complaint in this action. CAC and CGP LLC are not parties to these lawsuits.
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
We believe that the claims and demands described above against CAC and CGP LLC in the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which we believe these matters would likely be long and protracted, and were a court to find in favor of the claimants in the Delaware First Lien Lawsuit or the Delaware Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries ("CEC Group") from the plan. NRF claims that CEOC’s bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding,

CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF’s vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF’s authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group’s obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC’s motion that NRF’s action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF’s collection lawsuit against CEC. Both matters have been fully briefed, but the Bankruptcy Court has yet to rule. NRF has filed a motion to dismiss the federal district court action asserting that the governing statute requires that the issue must first be arbitrated. All briefs have been submitted but the court has yet to rule.
CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, we cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter in January 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada Gaming Control Board (the "GCB") on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace’s bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement are subject to bankruptcy court approval.
CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.
CEOC continues to cooperate with the Department of Justice in its investigation of this matter.
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
We are a highly leveraged business. As of September 30, 2015, we had $2,076.6 million face value of outstanding debt (which includes $177.5 million of assumed debt related to The Cromwell). Assuming constant outstanding balances and interest rates, our debt service obligation for the next twelve months would be $159.6 million (which includes obligations under the assumed debt related to The Cromwell), comprised solely of interest payments.
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
Pursuant to the Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), CES provides corporate services, back-office support and business advisory services to CGP LLC and its subsidiaries, including us. We have a very short history of operations, and we do not manage our casinos, as we have management agreements with CES. Therefore, our business and operations are dependent on the services provided by Caesars Entertainment and its subsidiaries, and we cannot operate without these services. If the quality of the services provided by CES deteriorates, or if the terms under which CES provides such services change in a manner that is adverse to us, it could have a material adverse effect on our business, financial condition and operating results.
In addition, if the Omnibus Agreement were to be terminated and not replaced, or if Caesars Entertainment or CES were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to our properties or cease operations altogether, we would no longer have access to the operational support and management expertise provided by CES, which could have a material adverse effect on our business, financial condition and operating results. The management of Caesars Entertainment has concluded that, due to the material uncertainty related to certain of the litigation proceedings against Caesars Entertainment, as more fully described in "Legal Proceedings - CEOC Bondholder Litigation," there is substantial doubt about Caesars Entertainment’s ability to continue as a going concern. Additionally, in March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying these cases as to all claims against all defendants, and on July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC’s request to stay certain litigation against CEC including the BOFK Lawsuit and the UMB Bank New York Lawsuit. Accordingly, the BOKF Lawsuit and the UMB Bank New York Lawsuit will proceed.
If Caesars Entertainment were unable to continue as a going concern, CERP and CEOC, as subsidiaries of Caesars Entertainment, could be unable to provide CES with their respective contributions to CES’s operating funds and capital, which would also render CES incapable of providing us with the support and management services we require. In addition, if CES were to become a debtor in a bankruptcy case, it may seek bankruptcy court approval to assume the Omnibus Agreement or the management agreements under the Bankruptcy Code, to assign such agreements to a third party or to reject such agreements. See "Our operations depend on material contracts with third parties, including CEOC, the continued enforcement of which may be adversely impacted by a bankruptcy of such third parties." Any failure by our properties to obtain the operational and management support of CES, and particularly any failure by our properties to obtain CES’s expertise in operating casinos or maintain access to the Total Rewards® loyalty program, would adversely affect our business, financial condition and operating results.
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
Caesars Entertainment is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which we and our subsidiaries have licensed the right to use, including "Caesars," "Total Rewards®," "Bally’s," and "Harrah’s." The stock of CEOC is also pledged to secure these debt obligations. CEOC and its subsidiaries that are owners of these trademarks filed for bankruptcy in January 2015. Further, we are dependent on a number of services and licenses from Caesars Entertainment, CEOC, and other subsidiaries of Caesars Entertainment, pursuant to the Omnibus Agreement. As a result of the bankruptcy filing by CEOC and its subsidiaries, CEOC has ceased paying substantially all of its debt obligations, which may materially and adversely affect our assets and operations. For example, depending on the outcome of CEOC’s bankruptcy proceeding, CEOC’s lenders or successors may elect to reject the Omnibus Agreement as an executory contract and a foreclosure could allow CEOC’s lenders to exercise significant influence over our business. The result of this influence and any related disruption in our business could have a material adverse effect on our business, financial condition and operating results. Recent litigation against CEC may increase the risk these events occur. See "Legal Proceedings - CEOC Bondholder Litigation."

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
Although certain employees of Apollo Global Management, LLC (together with such affiliates, "Apollo") and affiliates of TPG Capital, LP (together with such affiliates, "TPG" and, together with Apollo, the "Sponsors") are on the boards of directors of Caesars Entertainment and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to Caesars Entertainment or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of Caesars Entertainment or CAC and have no obligation to present such opportunity to Caesars Entertainment or CAC; however, if any choose to present such opportunity to Caesars Entertainment or CAC, then such opportunity must follow the rights of first offer.
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
We have licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including Caesars World, Inc., Caesars License Company, LLC and CEOC. These licensed trademarks and service marks include, among others, "Caesars," "Harrah’s," "Bally’s" and "Total Rewards®." Our rights to use these trademarks and service marks are among our most valuable assets. All of these entities filed for bankruptcy protection in January 2015, as more fully discussed in the risk factor below entitled "A default by Caesars Entertainment on certain of its debt obligations could adversely affect our business, financial condition and operating results."
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
In addition, these trademarks and service marks are used by Caesars Entertainment and its affiliates around the United States and internationally. Any negative events associated with the use of these marks by Caesars Entertainment or its affiliates may be out of our control, and may negatively impact the "Caesars," "Harrah’s," "Bally’s" or "Total Rewards®" brands, which could harm our business and results of operations.
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
A bankruptcy court may conclude that each of the Transactions constitutes a financing rather than a true sale, and as a result we would no longer have ownership and control over assets sold or contributed to CGP LLC to the same extent as we do now.
Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries (such as the bankruptcy proceeding of CEOC and certain of its subsidiaries that was filed in January 2015) that sold or contributed assets to CGP LLC, including CEOC, the court may conclude that each of the Transactions constitutes a disguised financing rather than a true sale. In such case, the court would deem CGP LLC’s assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGP LLC paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment’s or CEOC’s bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).

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
An independent investigation of the Transactions in connection with CEOC’s bankruptcy is currently ongoing, which will expose our and CGP LLC’s contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
The judge in the pending bankruptcies of CEOC and certain of its subsidiaries has approved an independent investigation of the Transactions, and potentially other transactions as well, including the formation of CES. The examiner appointed in the CEOC bankruptcy case has the power to determine, with the benefit of hindsight, whether such transactions overall, and their constituent parts (including the formation of CES), were fair and equitable and otherwise beneficial to CEOC and its subsidiaries that filed for bankruptcy relief. Additionally, any committees appointed in the CEOC bankruptcy case could conduct a similar investigation. Any such investigations may impose significant costs and expense on us and CGP LLC, and may divert management from its ability to conduct our business. In addition, we would expect that stakeholders of CEOC and its subsidiaries, including any committee appointed in such bankruptcy cases, would re-evaluate all of our and CGP LLC’s contractual and business relationships with CEOC and its subsidiaries, and with CES. This may result in materially altered terms and conditions that may be economically unfavorable to us, and may divert significant management resources.
CAC and CGP LLC are subject to fraudulent transfer litigation that, if adversely decided, may require CAC and CGP LLC to return the assets acquired in the CGP formation transaction, Acquired Properties Transaction and Harrah's Transaction, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries have sued CAC and CGP LLC under state law in an effort to recover, for their benefit, the assets CGP LLC acquired in the CGP formation transaction, Acquired Properties Transaction and Harrah's Transaction as fraudulent transfers. See "Legal Proceedings - CEOC Bondholder Litigation" for a discussion of these proceedings. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraudulent transfer. The principal elements of a constructive fraudulent transfer are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value.
CAC and CGP LLC strongly believe there is no merit to the actions described in "Legal Proceedings - CEOC Bondholder Litigation" and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC acquired in the CGP formation transaction, Acquired Properties Transaction and Harrah's Transaction for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the CGP formation transaction, Acquired Properties Transaction and Harrah's Transaction are the only casino properties owned by CGP LLC and account for 100% of CGP LLC’s revenue from casino operations, and these properties are all of the casino properties owned by CGP LLC. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. In fiscal year 2014, revenue from casino operations accounted for over 68 percent of CGP LLC’s total net revenue. If CGP LLC were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the CGP formation transaction, Acquired Properties Transaction and Harrah's Transaction were improper, that could trigger a default under the debt that we raised to finance these transfers. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
In addition, under section 365 of the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract, including the CGP Management Services Agreement (as defined herein), the management contracts for all of the casino properties owned by us or CGP LLC’s operating agreement, or upon its formation, any licensing agreement with CES. Assumption of a contract would permit the debtor to continue operating under the assumed contract; provided that the debtor (i) immediately cures all existing defaults thereunder or provides adequate assurance that such defaults will be promptly cured, (ii) compensates the non-debtor party for any actual monetary loss incurred as a result of the debtor’s default or provides adequate assurance that such compensation will be forthcoming and (iii) provides the non-debtor party with adequate assurance of future performance under the contract. As a general matter, a bankruptcy court approves a debtor’s assumption of a contract as long as assumption appears to be in the best interest of the debtor’s estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the "business judgment" rule, a debtor in chapter 11 may reject an executory contract, and rejection of an executory contract in a chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor’s bankruptcy estate for breach of contract damages arising from the rejection. On request of any party to such contract, a bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.
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
On May 20, 2014, we closed the Transactions. There are incremental risks and uncertainties related to the Transaction Agreement and the Transactions contemplated thereunder, many of which are outside of our control, including the following:

•	the diversion of our management’s attention from our ongoing business concerns;

•	the outcome of any legal proceedings that may be instituted against CAC, CGP LLC, us and/or others relating to the Transactions; and

•	the amounts of the costs, fees, expenses and charges related to the Transactions.
For example, CAC and CGP LLC have been named in two separate lawsuits related to the Transactions, as more fully described in "Legal Proceedings - CEOC Bondholder Litigation."
In addition, our ability to realize the anticipated benefits of acquisitions, including but not limited to the Transactions, will depend, in part, on our ability to integrate the businesses of the acquired companies. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:

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
We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of our casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. In addition, regulatory authorities in one or more jurisdictions may require that we obtain new licenses in connection with the Transactions or due to future changes in regulation. For instance, the Missouri Gaming Commission is requiring that we obtain certain licenses related to the formation of CES even though we do not operate in Missouri. Our failure to obtain a license from the Missouri Gaming Commission could adversely impact Caesars Entertainment’s gaming license in Missouri. If other jurisdictions require that we obtain new licenses in connection with our operations, the formation of CES or due to future changes in regulation, and we are unable to obtain those licenses, it could adversely impact our business, financial condition and results of operations. As another example, our ability to expand our operations at Harrah’s New Orleans, which could include increasing the number of rooms at the hotel or opening new restaurants at the complex, is subject to regulatory approval, and any such proposal may or may not be approved.
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
Furthermore, because we are subject to regulation in each jurisdiction in which we operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions. For example, events in connection with Caesars Entertainment’s role with the proposed development of a casino gaming facility by Sterling Suffolk Racecourse, LLC ("Sterling Suffolk"), owner of Suffolk Downs racecourse in East Boston, Massachusetts, have resulted in reviews in several other jurisdictions arising out of a report issued to the Massachusetts Gaming Commission from the Director of the Investigations and Enforcement Bureau for the Massachusetts Gaming Commission (the "Bureau") in October 2013. That report raised certain issues for consideration when evaluating Caesars Entertainment’s suitability as a qualifier in Massachusetts and made a recommendation that Caesars Entertainment had not met their burden by clear and convincing evidence to establish their suitability. Although Caesars Entertainment strongly disagrees with the director’s recommendation, Caesars Entertainment withdrew their application as a qualifier in Massachusetts at the request of Sterling Suffolk. Neither Caesars Entertainment nor any of its affiliates were found unsuitable by any licensing authority, but other gaming regulatory agencies have asked for information about the issues raised in the report from the Bureau, and Caesars Entertainment is in the process of providing that information. We cannot assure you that existing or future jurisdictions would not raise similar questions with respect to our suitability arising out of the Bureau’s report, or with respect to matters that may arise in the future, and we cannot assure you that such issues will not adversely affect us or our financial condition.
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
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which we and our businesses transact business. We are subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If the employees, contractors or agents of Caesars Entertainment or our properties fail to comply with applicable laws or company policies governing its international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increase our cost of doing business in foreign jurisdictions.
We and our businesses also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC’s subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from FinCEN, stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN’s letter in January 2014. Additionally, we were informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada GCB on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace’s bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement are subject to bankruptcy court approval. CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.

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
CAC and CGP LLC are defendants in certain legal proceedings, including the lawsuits relating to the Merger Agreement and the Proposed Merger, as discussed in "Legal Proceedings." If a court were to find in favor of the claimants in these proceedings, such determination could have a material adverse effect on our business, financial condition, results of operations and prospects and on the ability of the lenders and noteholders to recover on claims under our senior secured credit facilities and our outstanding notes.
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
Our properties extend credit to those customers whose level of play and financial resources warrant, in the opinion of our properties’ management, an extension of credit. These receivables could have a significant impact on our results of operations if deemed uncollectible. While gaming debts are evidenced by a credit instrument, including what is commonly referred to as a "marker," and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis and judgments in such jurisdictions on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
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

101
The following financial statements from the Company’s Form 10-Q as of September 30, 2015 and December 31, 2014, for the three and nine months ended September 30, 2015 and 2014 formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Combined and Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss), (iii) Combined and Consolidated Condensed Statements of Stockholder's Equity, (iv) Combined and Consolidated Condensed Statements of Cash Flows, (v) Notes to Combined and Consolidated Condensed Financial Statements.
X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

	By:	Caesars Growth Properties Parent, LLC
its managing member

	By:	Caesars Growth Partners, LLC
its managing member

	By:	Caesars Acquisition Company
its managing member

November 9, 2015	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer of Caesars Acquisition Company, its managing member