Form 10-K
period 2015-12-31
Caesars Growth Properties Holdings, LLC
filed 2016-02-29
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant's telephone number, including area code:
(702) 407-6000
_________________________
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Not Applicable.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

Caesars Growth Properties Holdings, LLC and its subsidiaries have proprietary rights to a number of trademarks used in this Annual Report on Form 10-K that are important to its business. In addition, Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., and their subsidiaries have proprietary rights to, among others, Caesars, Caesars Entertainment, Harrah's, Total Rewards, Horseshoe and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Annual Report on Form 10-K.

PART I
Item 1. Business.
Overview
Caesars Growth Properties Holdings, LLC ("CGPH," the "Borrower," the "Company," "we," "us" and "our") is a Delaware limited liability company formed on February 21, 2014 and an indirect wholly-owned subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), which is a joint venture between Caesars Acquisition Company ("CAC"), a Delaware corporation, and Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment").
On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC ("PHWLV"), which holds Planet Hollywood Resort and Casino ("Planet Hollywood") and the 50% interest in the management fee revenues of PHW Manager, LLC ("PHW Manager") to CGPH. In addition, CGPH acquired through one or more subsidiaries (i) Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell"), 3535 LV Corporation ("The LINQ Hotel & Casino"), and indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a property manager and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction").
On May 20, 2014, CGPH acquired through one or more subsidiaries (i) JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a property manager and the owner of this property, and (iii) certain intellectual property that is specific to each of these properties (the "Second Closing" or "Harrah's Transaction").
The acquisitions of The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans, and the contribution of Planet Hollywood to subsidiaries of CGPH are herein referred to as the "Acquired Properties" and the Acquired Properties Transaction and the Harrah's Transaction are collectively referred to as the "Asset Purchase Transactions."
Caesars Enterprise Services, LLC ("CES"), a services joint venture among Caesars Entertainment Operating Company, Inc. ("CEOC"), Caesars Entertainment Resort Properties, LLC ("CERP"), a subsidiary of Caesars Entertainment, and the Company, (together the "Members" and each a "Member") manages our properties and provides us with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property's corresponding property management agreement.
CES manages certain enterprise assets which include all intellectual property currently used, or contemplated to be used, in connection with the properties owned by CEOC, CERP and the Company and their respective affiliates, including any and all intellectual property related to the Total Rewards® program. CES also manages other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and the Company, their affiliates and their respective properties and systems under each property's corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages were revised to 65.4%, 21.8% and 12.8%, respectively. The Company has notified CES, CEOC and CERP that it objects to the new expense allocation but will pay the revised expense allocations under protest and reserves all rights. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees.
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Pursuant to the Omnibus Agreement, we have access to Caesars Entertainment's leading brand portfolio and management expertise and expect to benefit from its corporate scale, which we anticipate will provide a competitive advantage in the operation of our properties. We also benefit from management agreements that we entered into with management company subsidiaries of Caesars Entertainment, which were subsequently assigned to CES. Caesars Entertainment is the world's most diversified casino-entertainment provider and the most geographically diverse U.S. casino entertainment company. We also participate in Caesars Entertainment's industry-leading customer loyalty program, Total Rewards. We use the Total Rewards system to market promotions and to generate customer play within our properties.

Casino Properties
Details of CGPH's casino properties are shown in the table below.

Property	Location	Casino Space– Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
Planet Hollywood Resort & Casino	Las Vegas, NV	64,500	1,090	110	2,500
The Cromwell	Las Vegas, NV	40,000	410	50	188
The LINQ Hotel & Casino(b)	Las Vegas, NV	62,200	780	70	2,250
Bally's Las Vegas	Las Vegas, NV	66,200	1,000	70	2,810
Harrah's New Orleans	New Orleans, LA	125,100	1,720	150	450
_________________________

(a)	Approximate.

(b)	Includes Strip-front property leased by an affiliate of Caesars Entertainment to The LINQ Hotel & Casino.
Planet Hollywood Resort & Casino
Planet Hollywood, which was constructed in 2001 and renovated in 2007, is a casino resort located on the Las Vegas Strip in Las Vegas, Nevada. Planet Hollywood targets a growing younger demographic segment that values the offerings of non-gaming entertainment that complements the casino's gaming activities. Planet Hollywood benefits from its prime location on a 35-acre site on the east side of the Las Vegas Strip.
Planet Hollywood includes a 2,500-room hotel, which offers deluxe guestrooms and suites and a 64,500 square foot casino featuring approximately 1,090 slot machines and 110 table games. The facility also has food and beverage outlets, an outdoor pool area and a spa that is leased to a third party. In addition, the facility adjoins to a retail mall, the Miracle Mile Shops, with retailers and restaurants, and a timeshare tower operated by Hilton Grand Vacations. The adjoining mall and timeshare tower, as well as the additional amenities featured at Planet Hollywood, stimulate additional traffic through the Planet Hollywood complex, including the casino and its amenities.
Planet Hollywood also features over 80,000 square feet of convention, trade show and meeting facilities, including a main ballroom, pre-function space, breakout space in separate rooms and a theater which is owned by Planet Hollywood and has a booking and marketing relationship with Live Nation, the world's largest concert promoter. This theater, called The AXIS, is used for award shows, live music events and is currently home to Britney Spears' show Britney: Piece of Me and Jennifer Lopez's show JENNIFER LOPEZ: ALL I HAVE. In addition, the property features a venue known as the Showroom, which is leased to BZ Clarity Theatrical-LV, LLC.
The Cromwell
The Cromwell underwent a $235 million renovation in 2014 to become a boutique "lifestyle" hotel and casino located at the heart of the Las Vegas Strip, offering a new, sophisticated Las Vegas experience that is intended to fill a gap in the market for an upscale, boutique "lifestyle" hotel. The Cromwell features 188 luxury hotel rooms, the GIADA restaurant opened by celebrity chef Giada De Laurentiis, a 40,000 square foot casino featuring approximately 410 slot machines and 50 table games, and a rooftop indoor/outdoor dayclub/nightclub and After hours clubs called Drai's, which was developed with nightclub operator Victor Drai.
The LINQ Hotel & Casino
The LINQ Hotel & Casino is located on the Las Vegas Strip next to The LINQ Promenade, an outdoor retail and dining area. The LINQ Hotel & Casino underwent a $90 million partial renovation in 2012 and a further $223 million renovation that was completed in the first half of 2015. The LINQ Hotel & Casino features approximately 2,250 rooms, a 62,200 square foot casino with approximately 780 slot machines and 70 table games, several bars and restaurants including the Hash House A Go Go and Guy Fieri's first Las Vegas restaurant, distinctive entertainment offerings including Divas Las Vegas and Recycled Percussion, a pool deck offering two pools and a day club experience, a new spa and fitness center, and conference and meeting space.
Bally's Las Vegas
Bally's Las Vegas opened in 1973 and is located on the Las Vegas Strip. The property features approximately 2,810 rooms and suites, a 66,200 square foot casino featuring approximately 1,000 slot machines and 70 table games, eight restaurants, including BLT Steak restaurant that opened in 2014, an Olympic-sized pool, a spa and salon, and retail shopping. In December 2013, the property completed the renovation to its south hotel tower. The Grand Bazaar, which is not owned by the Company or its subsidiaries, opened to the public in the first half of 2015 in the space directly in front of Bally's Las Vegas. Entertainment offerings include: Tony N' Tina's Wedding, LA Comedy Club and The Rocky Horror Picture Show.

Bally's Las Vegas benefits from its large convention business, which it shares with Paris Las Vegas, and strong customer loyalty cultivated over more than 30 years. Bally's Las Vegas, having approximately 167,500 square feet of conference and meeting space, combined with Paris Las Vegas, having approximately 117,000 square feet of conference and meeting space, is the largest conference and meeting facility within Caesars Entertainment's network of properties.
Harrah's New Orleans
Harrah's New Orleans opened in 1999 and was fully renovated in 2006. The property is a French-themed resort and casino in the popular destination market of New Orleans, Louisiana. The property features approximately 450 rooms and suites, a 125,100 square foot casino featuring approximately 1,720 slot machines and 150 table games, restaurants and bars (including the popular Ruth's Chris Steakhouse, Besh Steak and Acme Oyster House), as well as the Masquerade nightclub. In addition, the Fulton Street Promenade, a pedestrian promenade featuring dining and outdoor concerts, lies just outside Harrah's New Orleans and is available for outdoor functions.
Marketing
We believe the Caesars portfolio of properties (including the CEOC properties) that operate under the Total Rewards program enable us to capture a larger share of our customers' entertainment spending when they travel among markets versus that of a standalone property, which is core to our cross-market strategy. We believe that our high concentration of properties in the center of the Las Vegas Strip generates increased revenues and enables us to capture more of our customers' gaming dollars than in markets where we have single properties competing individually against outside competition.
We believe the Total Rewards program, in conjunction with this distribution system, allows us to capture a growing share of our customers' entertainment spending and compete more effectively. Members earn Reward Credits at all Caesars-affiliated properties in the United States and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Members may also earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with our many partners, including Starwood Hotels and Resorts and Norwegian Cruise Line. Total Rewards members can redeem Reward Credits for amenities or other items such as merchandise, gift cards, and travel. Total Rewards is structured in tiers (designated as Gold, Platinum, Diamond or Seven Stars), each with increasing member benefits and privileges.
Members are also provided promotional offers and rewards based on their engagement with Caesars-affiliated properties, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Member information is also used for marketing promotions, including direct mail campaigns, electronic mail, our website, mobile devices, social media, and interactive slot machines.
Intellectual Property
PHW Las Vegas, LLC ("PHW Las Vegas") is party to a licensing agreement with Planet Hollywood Resorts International, LLC and Planet Hollywood Memorabilia, Inc. (together, the "PH Licensors"), which are affiliates of Robert Earl, the original founder of the Planet Hollywood brand. The licensing agreement grants to PHWLV rights to use certain trademarks, domain names and intellectual property and to display and exhibit certain memorabilia owned by the PH Licensors. The initial term of the agreement runs through 2045 and the parties may by mutual agreement extend the term for two successive terms of ten years each. The license agreement was assigned by PHW Las Vegas to PHWLV, and Planet Hollywood Resorts International, LLC assigned the license agreement to PHRC License, LLC in 2014.
CGPH is granted rights to use the Caesars trademark for corporate identification purposes pursuant to a management services agreement which was with CEOC. These services were assumed by CES in 2014.
CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property. In addition, CES granted to the Harrah's New Orleans and Bally's Las Vegas managed facilities, an exclusive (subject to geographic restrictions) license in and to the "Harrah's" and "Bally's" names. CES granted to CEOC, Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI"), CGPH and the properties owned or controlled by the Members, including us, licenses to any intellectual property that CES develops or acquires in the future that is not a derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC, and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.

Competition
The casino entertainment business is highly competitive and characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent, and geographic diversity. In most markets, including Las Vegas, we compete directly with other casino facilities operating in the immediate and surrounding market areas.
In recent years, many casino operators, including CGPH, have been reinvesting in existing markets to attract new customers or to gain market share, and as a result competition in existing markets has intensified, especially in regional markets. Many casino operators, including CGPH, have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. The expansion of existing casino entertainment properties, the increase in the number of properties, and the aggressive marketing strategies of many of CGPH's competitors has increased competition in many markets in which CGPH competes, and CGPH expects this intense competition to continue.
The Las Vegas and Louisiana hotel/casino industries are highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas, and hotels in Louisiana compete with other hotels in Louisiana and on the Gulf Coast. In addition, several large projects in Las Vegas are currently expected to open in the near future or have recently opened. For example, SLS Las Vegas opened in August 2014, the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas which is expected to open in 2018 and construction is anticipated to begin for Alon Las Vegas on the northern end of the Las Vegas Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and the arena is expected to be complete in April 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers, however, there are no details as to when or if these projects will be completed.
Our Las Vegas Strip hotels and casinos also compete, in part, with each other and other Caesars Entertainment resorts. Our Nevada properties also compete with casinos located on Native American tribal lands. The proliferation of gaming in California and other areas located in the same region as our Nevada properties could have an adverse effect on our Nevada properties' financial condition and results of operations.
Our properties also compete with other hotel/casino facilities in Nevada and Louisiana, hotel/casino and other resort facilities elsewhere in the country and other forms of gaming on both a local and national level, including state lotteries, on-and off-track wagering and card parlors. In addition, certain states recently have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could have a significant and adverse effect on our business. In particular, the legalization of casino gaming in or near the major metropolitan areas from which we traditionally attract customers could have a material adverse effect on our business.
In addition, while we do not believe it to be the case, some have suggested that internet gaming could create additional competition for CGPH and could adversely affect our brick and mortar operations. We also compete with other non-gaming resorts and vacation areas, with various other entertainment businesses, and with other forms of gaming, such as lotteries.
Seasonality
We believe that business at our properties is subject to seasonality based on the weather in the markets in which they operate and the travel habits of visitors. For instance, visitation is lowest during the winter months; however, volume of business generated by our Las Vegas properties is generally lower during the summer months. Business in our properties can also fluctuate from time to time due to specific events, such as Chinese New Year, the World Series of Poker tournament (with respect to our Las Vegas Properties), city-wide conventions, Mardi Gras (with respect to Harrah's New Orleans), a sporting event (including, with respect to Harrah's New Orleans, a Super Bowl or a NCAA Final Four Championship) or a concert, or visits by our premium players. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately.
Employees
As of December 31, 2015, CGPH did not have any employees. The employees that work at the properties are employees of the respective property where they work.
As of December 31, 2015, our casino properties had approximately 9,720 employees, approximately 4,750 of which are covered by a collective bargaining agreement. For Harrah's New Orleans, the employee number does not include certain employees, such as part-time or on-call employees, that are included in the minimum number of people that we must employ at Harrah's New Orleans pursuant to state and local laws and regulations. All employees were located in the United States.
Governmental Regulation
The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Our gaming facilities are subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which the gaming facility is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Form 10‑K.
Our businesses are subject to various federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See Item 1A. Risk Factors for additional discussion.
Available Information
Our Internet address is www.caesarsacquisitioncompany.com. We make available free of charge, on or through our Investor Relations website under CGPH Documents, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC") under Caesars Growth Properties Holdings, LLC. We also make available through our website all filings of our executive officers and directors on Forms 3, 4, and 5 under Section 16 of the Exchange Act. These filings are also available on the SEC's website at www.sec.gov. Our Code of Business Conduct and Ethics is available on our website under the Investor Relations link. We will provide a copy of these documents without charge to any person upon receipt of a written request addressed to Caesars Acquisition Company, Attn: Corporate Secretary, One Caesars Palace Drive, Las Vegas, Nevada 89109. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website.
Item 1A. Risk Factors.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are a highly leveraged business. As of December 31, 2015, we had $2,070.1 million face value of outstanding debt (which includes $174.6 million of assumed debt related to The Cromwell). Assuming constant outstanding balances and interest rates, our debt service obligation for the next twelve months would be $160.0 million (which includes obligations under the assumed debt related to The Cromwell), comprised solely of interest payments.
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
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the 2022 Notes, as defined in Note 6 — Debt in our Combined and Consolidated Financial Statements included in Item 8 of this report.
Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
our future ability to borrow under the Senior Secured Credit Facilities as defined in Note 6 — Debt in our Combined and Consolidated Financial Statements included in Item 8 of this report, the availability of which depends on, among other things, our complying with the covenants thereunder.

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
We and our subsidiaries may be able to incur substantial indebtedness at any time, and from time to time, including in the near future. Although the terms of the Senior Secured Credit Facilities and the indenture governing the 2022 Notes contain restrictions on our ability to incur additional indebtedness, those restrictions will be subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.
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
Our Senior Secured Credit Facilities and the indenture governing the 2022 Notes contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

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
We have pledged a significant portion of our assets as collateral under the Senior Secured Credit Facilities and the 2022 Notes. If any of our lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.
Under the Senior Secured Credit Facilities, except during a covenant suspension period as defined in the credit agreement governing the Senior Secured Credit Facilities, we are required to comply on a quarterly basis with a maximum first-priority net senior secured leverage ratio of no more than 6.00 to 1.00. This ratio is calculated based on the aggregate principal amount of certain senior first-priority secured debt net of the amount of unrestricted cash on hand. In addition, for purposes of determining compliance with such financial maintenance covenant for any fiscal quarter, we may exercise an equity cure by issuing certain permitted securities for cash or otherwise receiving cash contributions to the capital of the Company or any of its direct or indirect parent that will, upon the receipt by the Company of such cash, be included in the calculation of Adjusted EBITDA as defined in Item 7 of this report. The equity cure right may not be exercised in more than three fiscal quarters during any period of four consecutive fiscal quarters or more than six fiscal quarters during any period of eight consecutive fiscal quarters. Under the Senior Secured Credit Facilities, we may also be required to meet specified leverage ratios in order to take certain actions, such as incurring certain debt or making certain acquisitions and asset sales. Many factors affect our continuing ability to comply with these covenants, including (a) changes in gaming trips, spend per trip and hotel metrics, which are correlated to a consumer recovery, (b) increases in cost-savings actions, (c) asset sales, (d) additional debt financings, (e) equity financings, (f) delays in investments in new developments, or (g) a combination thereof. Our ability to meet these ratios can be affected by events beyond our control, and there can be no assurance that we will meet these ratios.
A failure to comply with the covenants contained in the Senior Secured Credit Facilities or our other indebtedness could result in an event of default thereunder, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under the Senior Secured Credit Facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us, including under the Revolving Credit Facility, as defined below in Item 7 of this report;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; and/or

•	require us to apply all of our available cash to repay these borrowings.
Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facilities and our other indebtedness could proceed against the collateral granted to them to secure that indebtedness.
If the indebtedness under the 2022 Notes, the Senior Secured Credit Facilities or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
Repayment of our debt, including required principal and interest payments on the 2022 Notes, is dependent on cash flow generated by our subsidiaries.
Our subsidiaries currently own a portion of our assets and conduct a portion of our operations. Accordingly, repayment of our indebtedness, including the 2022 Notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to the Issuers as defined in Item 7 of this report, by dividend, debt repayment or otherwise. Our subsidiaries do not have any obligation to pay amounts due on the 2022 Notes or to make funds available for that purpose (other than with respect to the subsidiary guarantees). Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 2022 Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the 2022 Notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries we may be unable to make required principal and interest payments on our indebtedness, including the 2022 Notes.
If the Issuers default on their obligations to pay their other indebtedness, the Issuers may not be able to make payments on the 2022 Notes.
Any default under the agreements governing the indebtedness of the Issuers, including a default under the Senior Secured Credit Facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could leave the Issuers unable to pay principal, premium, if any, or interest on the 2022 Notes and could substantially decrease the market value of the 2022 Notes. If the Issuers are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on their indebtedness, or if the Issuers otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing their indebtedness (including the Senior Secured Credit Facilities), the Issuers could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Credit Facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against the assets of the Issuers, and the Issuers could be forced into bankruptcy or liquidation. If the operating performance of the Issuers decline, the Issuers may in the future need to seek waivers from the required lenders under the Senior Secured Credit Facilities to avoid being in default. If the Issuers breach their covenants under the Senior Secured Credit Facilities and seek a waiver, the Issuers may not be able to obtain a waiver from the required lenders. If this occurs, the Issuers would be in default under the Senior Secured Credit Facilities, the lenders could exercise their rights as described above, and the Issuers could be forced into bankruptcy or liquidation.

Risks Related to CGPH's Continued Dependence on Caesars Entertainment and CES
CGPH is dependent on CES, CEOC and its subsidiaries to provide corporate services, back-office support and business advisory services through the Omnibus Agreement. CGPH cannot operate without the services provided by subsidiaries of Caesars Entertainment and will be adversely affected if the Omnibus Agreement is terminated.
CES, a services joint venture among CEOC, CERP, a subsidiary of CEC, and CGPH, manages our properties and provides us with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards® loyalty program. Pursuant to the Omnibus Agreement, CES provides corporate services and back-office support to CGPH and its casinos. CGPH has a very short history of operating casinos and interactive entertainment. Therefore, the business and operations of CGPH is dependent on the services provided by CES, and CGPH cannot operate without these services. If the quality of the services provided by Caesars Entertainment and its subsidiaries deteriorates, or if the terms under which CES provide such services change in a manner that is adverse to CGPH, it could have a material adverse effect on CGPH's business, financial condition and operating results.
In addition, if the Omnibus Agreement were to be terminated and not replaced, or if CES were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to CGPH or cease operations altogether, CGPH would no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries and it could have a material adverse effect on CGPH's business, financial condition and operating results. The management of Caesars Entertainment has concluded that, due to the material uncertainty related to certain of the litigation proceedings against Caesars Entertainment, as more fully described in Item 3. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes, there is substantial doubt about Caesars Entertainment's ability to continue as a going concern. Additionally, in March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying these cases as to all claims against all defendants. On July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC's request to stay certain litigation against CEC including the Delaware Second Lien Lawsuit, the New York First Lien Lawsuit, the New York Second Lien Lawsuit and the Senior Unsecured Lawsuits, as more fully described in Item 3. On December 23, 2015, a panel of the Seventh Circuit Court of Appeals vacated the bankruptcy court's denial of the requested stay and remanded the case to the bankruptcy court for further consideration. CEOC subsequently petitioned the Seventh Circuit to rehear the appeal. Accordingly, it is presently unclear whether these lawsuits will proceed.
If Caesars Entertainment were unable to continue as a going concern, CERP and CEOC, as subsidiaries of Caesars Entertainment, could be unable to provide CES with their respective contributions to CES's operating funds and capital, which would also render CES incapable of providing us with the support and management services we require. In addition, if CES were to become a debtor in a bankruptcy case, it may seek bankruptcy court approval to assume the Omnibus Agreement or the management agreements under the Bankruptcy Code, to assign such agreements to a third party or to reject such agreements. See "Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or CES." Any failure by CAC or CGPH to obtain the operational and management support of Caesars Entertainment and its subsidiaries, and particularly any failure by CGPH to obtain Caesars Entertainment's expertise in operating casinos or maintaining access to the Total Rewards loyalty program, would adversely affect CGPH's business, financial condition and operating results.
We do not control CES, and the interests of our co-investors may not align with our interests.
CEOC, CERP and CGPH are members of CES, and CGPH and its subsidiaries rely on CES to provide it with intellectual property licenses and property management services, among other services. Each member of CES is required to contribute as necessary to fund CES's operating costs and capital requirements in accordance with the terms of the operating agreement that governs CES. The amount CGPH will be required to fund in the future may be greater than its initial contribution, and will be subject to the review and approval of the CES steering committee. CGPH, CEOC and CERP control CES through its steering committee, which is comprised of one representative from each of CGPH, CEOC and CERP. In the event that CGPH interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before CGPH. In addition, certain decisions by CES may not be made without unanimous consent of the members, including CGPH. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES's operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, any Member may block those actions requiring unanimous consent of the Members notwithstanding that such actions are in our interest. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of the Members were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH has notified CES, CEOC and CERP that it objects to the new expense allocation but will pay the revised expense allocations under protest and reserves all rights.

CGPH is dependent on the expertise of Caesars Entertainment's and CES' senior management, who may not be directly invested in CGPH's success, which may have an adverse effect on CGPH's business, financial condition and operating results.
CGPH relies a great deal on the expertise and guidance of Caesars Entertainment's senior management who do not receive direct compensation from CGPH. As a result, Caesars Entertainment's senior management may devote substantially less time to the business and operations of CGPH than were they to be employed by CGPH. Senior management that is not invested in the success of CGPH's business may have an adverse effect on CGPH's business, financial condition and operating results.
Loss of the services of any key personnel from Caesars Entertainment or CES could have a material adverse effect on the business of CGPH.
The leadership of Caesars Entertainment's and CES senior management has been a critical element of Caesars Entertainment's success. The advisory and management services provided to CGPH depend on this senior management. The death or disability of, or other extended or permanent loss of services, or any negative market or industry perception of Caesars Entertainment's or CES senior management could have a material adverse effect on CGPH's business. CGPH is not protected by key man insurance or similar life insurance covering members of Caesars Entertainment's senior management, nor does CGPH have employment agreements with any of Caesars Entertainment's senior management.
A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGPH's business, financial condition and operating results.
Caesars Entertainment (including its consolidated subsidiaries as well as CEOC) is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CGPH has licensed the right to use, including "Total Rewards" and "Harrah's." The stock of CEOC is also pledged to secure these debt obligations. CEOC and its subsidiaries that are the owners of these trademarks filed for bankruptcy in January 2015. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGPH's business. CGPH is dependent on a number of services from Caesars Entertainment, CEOC, CES and other subsidiaries of Caesars Entertainment, pursuant to the Omnibus Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGPH's assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the Omnibus Agreement as an executory contract in a bankruptcy proceeding. The result of this influence and any related disruption in CGPH's business could have a material adverse effect on CGPH's business, financial condition and operating results. Recent litigation against CEC may increase the risk these events occur. See Item 3. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes.
Caesars Entertainment's interests may conflict with CGPH's interests.
The interests of Caesars Entertainment could conflict with CGPH's interests. Caesars Entertainment is in a casino and entertainment business similar to CGPH and may, from time to time in the future, pursue for itself acquisitions that would be complementary to CGPH's business, in which case, and as a result, those acquisition opportunities would not be available to us. Without access to acquisition opportunities, CGPH will be limited in growing its business.
The success of CGPH's business depends in part on its continued participation in Caesars' Total Rewards loyalty program. If casinos owned by CGPH are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGPH's business.
The success of CGPH's business depends in part on its ability to direct targeted marketing efforts to important casino and hospitality customers. The ability of CGPH's business to undertake those marketing efforts depends to a significant extent on its continued participation in the Total Rewards loyalty program owned and maintained by CEOC and its subsidiaries licensed to CES. In connection with this program, the casinos owned by CGPH can develop information which allows them to track casino play and award complimentaries and other promotional opportunities to their customers. Complimentaries and other similar rewards are customarily offered by casino and gaming facilities to their customers and are important incentives to those customers. If the casinos owned by CGPH are unable to access the Total Rewards loyalty program database, it could have a material adverse impact on CGPH's business. Participation in the Total Rewards loyalty program is one of our competitive strengths and our business and growth strategy are, in part, based on tracked play and targeted marketing efforts.
In the past, the removal of the Total Rewards loyalty program from a casino property has resulted in negative impacts on such property's financial results. Similarly, if we are unable to access the Total Rewards loyalty program database, we expect our annual revenue would decline, which could have a material adverse impact on our business and results of operations.

CGPH licenses its right to use and sublicense various trademarks and service marks from Caesars Entertainment and certain of its affiliates. Accordingly, if a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, the Caesars-related marks or if CGPH is unable to stop unauthorized use of such marks, or if Caesars Entertainment or its affiliates use such marks in a way that negatively impacts the value of such marks, CGPH's business or results of operations could be harmed.
CGPH has licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including CWI, CLC and CEOC. These licensed trademarks and service marks include, among others, "The LINQ," "Harrah's," and "Total Rewards." See Item 13. Certain Relationships and Related Transactions, and Director Independence. CGPH's rights to use these trademarks and service marks are among its most valuable assets. CWI, CLC and CEOC filed for bankruptcy protection in January 2015, as more fully discussed in the risk factor above entitled "A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGPH's business, financial condition and operating results."
If the existing licensing arrangements were terminated and CGPH fails to enter into new arrangements in respect of these marks, CGPH could lose their rights to use these marks and the corresponding domain names, which could have a material adverse effect on its business, financial condition and operating results. If a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, these marks (including, for example, due to Caesars Entertainment or its affiliates' failure to file for protection of such marks), CGPH, business, financial condition and operating results.
In addition, these trademarks and service marks are used by Caesars Entertainment and its affiliates around the United States and internationally. Any negative events associated with the use of these marks by Caesars Entertainment or its affiliates may be out of CGPH's control, and may negatively impact the "The LINQ," "Harrah's" or "Total Rewards" brands, which could harm CGPH's business and results of operations.
Failure by CES or CEOC and its subsidiaries to protect the trademarks, technology and other intellectual property that CGPH uses could have a negative impact on the value of CGPH's brand names and adversely affect our business. In addition, CES or CEOC and its subsidiaries may have the right to limit the expansion of scope or usage of our intellectual property.
CGPH currently licenses from CES and CEOC and its subsidiaries, intellectual property and technology material to its overall business strategy, and CGPH regards such intellectual property and technology to be an important element of its success. CGPH relies on CES and CEOC and its subsidiaries to seek to establish and maintain proprietary rights in such intellectual property and technology through the use of copyrights, trademarks and trade secret laws. In addition, CGPH relies on CES and CEOC and its subsidiaries to maintain the trade secrets and confidential information licensed to CGPH by nondisclosure policies and through the use of appropriate confidentiality agreements. Despite these efforts to protect the proprietary rights on which CGPH relies, parties may infringe such intellectual property and use licensed information and technology that CGPH regards as proprietary and CGPH's rights may be invalidated or unenforceable. Monitoring the unauthorized use of CGPH's licensed intellectual property and technology is difficult. Litigation by CEOC and its subsidiaries or CES, as applicable, may be necessary to enforce the intellectual property rights and other rights on which we rely or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources. We cannot assure you that all of the steps that CGPH, CEOC and its subsidiaries or CES have taken or will take to protect the licensed trademarks that CGPH uses in the United States will be adequate to prevent imitation of such trademarks by others. The unauthorized use or reproduction of the trademarks that CGPH uses could diminish the value of its brand and its market acceptance, competitive advantages or goodwill, which could adversely affect its business. In addition, the expansion of the scope or use of CGPH's intellectual property licensed from CEOC or CES, as applicable, in many cases is subject to the consent of CEOC or CES. Accordingly, CGPH may not be able to take advantage of new applications or uses of these licensed trade names, trademarks or other intellectual property without the consent of CEOC or CES, which may adversely affect CGPH's ability to compete or expand its business scope.
A bankruptcy court may conclude that each of the Asset Purchase Transactions constitutes a financing rather than a true sale, and as a result we would no longer have ownership and control over assets sold or contributed to CGPH to the same extent as we do now.
Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries (such as the bankruptcy proceeding of CEOC and certain of its subsidiaries that was filed in January 2015) that sold or contributed assets to CGPH, including CEOC, the court may conclude that each of the Asset Purchase Transactions constitutes a disguised financing rather than a true sale. In such case, the court would deem CGPH's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGPH paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now.

Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment's or CEOC's bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).
A bankruptcy court may substantively consolidate the bankruptcy estates of Caesars Entertainment and its debtor subsidiaries with CGPH, which would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including CGPH.
Even though CGPH has certain bankruptcy remote features that restrict its ability to file for bankruptcy relief, there can be no assurance that a bankruptcy court will not direct CGPH's or any of its subsidiaries' substantive consolidation with Caesars Entertainment or a subsidiary of Caesars Entertainment in a bankruptcy case of Caesars Entertainment (including the pending bankruptcy of CEOC and certain of its subsidiaries filed in January 2015) or such subsidiary even if CGPH or its subsidiaries do not themselves file a bankruptcy petition. CGPH's or its subsidiaries' substantive consolidation with Caesars Entertainment or its subsidiaries in their bankruptcy cases would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including CGPH and its subsidiaries. This may dilute the value of distributions available for recovery to CGPH's creditors, and may prevent recovery by our stockholders of any value at all if the combined creditor claims exceed the combined value of the entities. In addition, substantive consolidation with Caesars Entertainment or its subsidiaries' bankruptcies may subject our assets and operations to the automatic stay, and may impair CGPH's ability to operate independently, as well as otherwise restrict our operations and capacity to function as a standalone enterprise.
An independent investigation of the Asset Purchase Transactions in connection with CEOC's bankruptcy is currently ongoing, which will expose our and CGPH's contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
The judge in the pending bankruptcies of CEOC and certain of its subsidiaries has approved an independent investigation of the Asset Purchase Transactions, and potentially other transactions as well, including the formation of CES. The examiner appointed in the CEOC bankruptcy case has the power to determine, with the benefit of hindsight, whether such transactions overall, and their constituent parts (including the formation of CES), were fair and equitable and otherwise beneficial to CEOC and its subsidiaries that filed for bankruptcy relief. Additionally, any committees appointed in the CEOC bankruptcy case could conduct a similar investigation. Any such investigations may impose significant costs and expense on CAC and CGP LLC, and may divert management from its ability to conduct our business. In addition, we would expect that stakeholders of CEOC and its subsidiaries, including any committee appointed in such bankruptcy cases, would re-evaluate all of CGPH's contractual and business relationships with CEOC and its subsidiaries, and with CES. This may result in materially altered terms and conditions that may be economically unfavorable to CGPH, and may divert significant management resources.
CAC and CGP LLC are subject to fraudulent transfer litigation that, if adversely decided, may require us to return the assets acquired in the Asset Purchase Transactions, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries have sued CAC and CGP LLC under state law in an effort to recover, for their benefit, the assets CGPH acquired in the Asset Purchase Transactions as fraudulent transfers. See Item 3. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes for a discussion of these proceedings. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraudulent transfer. The principal elements of a constructive fraudulent transfer are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value.
CAC and CGP LLC strongly believe there is no merit to the actions described in Item 3. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC (including the 4 casino properties owned by CGPH) acquired in the Asset Purchase Transactions for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the Asset Purchase Transactions are the only casino properties owned by CGP LLC and account for 100% of CGPH's revenue from casino operations. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. If CGPH were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the Asset Purchase Transactions were improper, that could trigger a default under the debt that CGPH raised to finance the Asset Purchase Transactions. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.

CES may be subject to fraudulent transfer or other litigation that may result in its unwinding, or its licensing agreements with CEOC may otherwise be rescinded or terminated.
Creditors of Caesars Entertainment, CEOC and their subsidiaries may commence an action against CES under state or federal bankruptcy law in an effort to rescind, avoid or otherwise terminate, for their benefit, the licensing agreements CEOC entered into with CES. Alternatively, as CEOC and certain of its subsidiaries has filed for Chapter 11 bankruptcy, they may reject their licensing agreements with CES. If CES can no longer enforce such licensing agreements, it may be unable to perform under its licensing agreements with CGPH. As a result, among other things, CGPH may no longer have access to the Total Rewards loyalty program and may no longer be able to use certain intellectual property, such as the Caesars trademark, which could have a material adverse effect on CGPH's business, financial condition and operating results.
Our operations depend on material contracts with third parties, including Caesars Entertainment, the continued enforcement of which may be adversely impacted by a bankruptcy of Caesars Entertainment or CES.
A debtor operating under the protection of the Bankruptcy Code may exercise certain rights that may adversely affect our contractual relations and ability to participate in the Caesars Entertainment system. For example, the protection of the statutory automatic stay which arises by operation of section 362 of the Bankruptcy Code upon the commencement of a bankruptcy case prohibits us from terminating a contract with CEOC or any of its debtor subsidiaries. The Bankruptcy Code also invalidates clauses that permit the termination of contracts automatically upon the filing by one of the parties of a bankruptcy petition or which are conditioned on a party's insolvency. Meanwhile in this circumstance, we would ordinarily be required to continue performing our obligations under such agreement. As a practical matter, legal proceedings to obtain relief from the automatic stay and to enforce rights to payments or terminate agreements can be time consuming, costly and uncertain as to outcome.
In addition, under section 365 of the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract, including or any licensing agreement with CES. Assumption of a contract would permit the debtor to continue operating under the assumed contract; provided that the debtor (i) immediately cures all existing defaults thereunder or provides adequate assurance that such defaults will be promptly cured, (ii) compensates the non-debtor party for any actual monetary loss incurred as a result of the debtor's default or provides adequate assurance that such compensation will be forthcoming and (iii) provides the non-debtor party with adequate assurance of future performance under the contract. As a general matter, a bankruptcy court approves a debtor's assumption of a contract as long as assumption appears to be in the best interest of the debtor's estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the "business judgment" rule, a debtor in chapter 11 may reject an executory contract, and rejection of an executory contract in a chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor's bankruptcy estate for breach of contract damages arising from the rejection. On request of any party to such contract, a bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.
Further, CEOC and its subsidiaries that filed for bankruptcy protection, as debtors, may seek bankruptcy court approval to assume material contracts, including among others, the Omnibus Agreement, or other valuable license agreements under section 365 of the Bankruptcy Code and may also seek to assign such agreement to a third-party. A debtor may also seek to reject such contracts. If CEOC, for example, rejects the Omnibus Agreement, CES may not be able to provide us operational support and management expertise, with the result that we may lack sufficient support to manage our operations, and may no longer be able to use certain licensed intellectual property, such as certain trademarks.
Claims of CGPH against Caesars Entertainment or CEOC in a Caesars Entertainment or CEOC bankruptcy might be equitably subordinated or disallowed.
Bankruptcy law allows the court to equitably subordinate claims to those of other creditors or equity holders based on inequitable conduct. A bankruptcy court may also recharacterize a claim for debt as equity, or not allow a claim for other reasons including on equitable grounds. Claims of insiders, including stockholders, are subject to heightened scrutiny and a court may find inequitable conduct in the form of overreaching or self-dealing transactions. If a claim is subordinated to those of other creditors, or recharacterized as equity, the claim will likely receive no distribution from the bankruptcy estate unless the estate has enough assets to satisfy the non-subordinated creditors in full; a claim that is disallowed would not share in recoveries from the estate to the extent of such disallowance. The equitably subordinated or disallowed claim need not necessarily relate to the inequitable conduct. Therefore, a damages claim arising from the rejection of an executory contract may be subordinated or disallowed based on conduct wholly unrelated to the contractual relationship itself. Under these principles, should a court determine that they are triggered in the bankruptcy of CEOC or in a bankruptcy of CEC, if one were to occur, claims of CGPH may not share ratably with claims from other general unsecured creditors or may be disallowed.

Following assignment of the management agreements to CES upon its commencing operations as of October 1, 2014, CGPH is dependent upon CES to operate CGPH's properties.
Each of CGPH's properties is managed by CES. CGPH is dependent upon CES to provide the services necessary to operate CGPH's properties. CGPH does not have a history of operating casinos. Therefore, CGPH's properties are dependent on the services provided by CES and CGPH cannot operate CGPH's properties without these services. If the quality of the services provided by CES deteriorates, or the terms under which CES provides services change in a manner that is adverse to CGPH, it could have a material adverse effect on CGPH's business, financial condition and operating results. Following the commencement of operations and receipt of regulatory approvals for CES, at CGPH's request, the property management agreements were assigned to CES. CES is a newly formed entity and will not receive the management fees under the property management agreements. Furthermore, CES is dependent upon its members (CGPH, CEOC and CERP) to provide it with the operating funds and capital requirements (the allocation of which shall be based on each member's ownership interest in CES) necessary to provide services under the property management agreements. If any of the members of CES fail to provide it with the operating funds necessary to operate CES, CES may not be able to fully provide the services required by the property management agreements to operate CGPH's properties.
In addition, if the property management agreements were to be terminated, or if CES were to suffer significant liquidity or operational difficulties, becoming incapable of providing property management services (or unable to provide such services at agreed upon level) to CGPH or cease operations altogether, CGPH may be unable to continue to operate its properties, which would have a material adverse effect on our business, financial condition and operating results.
If a court were to find in favor of the claimants in the Noteholder Disputes as described in Item 3, it would likely have a material adverse effect on CEC's business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at CEC to resolve such matters. The significant amounts CEC has agreed to pay in connection with CEOC's reorganization raise substantial doubt about CEC's ability to continue as a going concern. In addition, CEC estimate that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs as described in Item 3.
CEC is subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2008. Plaintiffs in certain of these actions raise allegations of breach of contract, intentional and constructive fraudulent transfer, and breach of fiduciary duty, among other claims. Although the Delaware First Lien Lawsuit has been subject to a consensual stay pursuant to the First Lien Bond RSA since CEOC's filing for Chapter 11, and the Delaware Second Lien Lawsuit is not proceeding with respect to fraud or breach of fiduciary duty claims, should a court find in favor of the plaintiffs on such claims in any of the Noteholder Disputes, including the New York First Lien Lawsuit, the New York Second Lien Lawsuit or the Senior Unsecured Lawsuits, the transactions at issue in those lawsuits may be subject to rescission and/or CEC may be required to pay damages to the plaintiffs. In the event of an adverse outcome on one or all of these matters, it is likely that a reorganization under Chapter 11 of the Bankruptcy Code would be necessary for CEC due to the limited resources available at CEC to resolve such matters.
A number of the Noteholder Disputes also involve claims that CEC is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which CEC guaranteed CEOC's obligations under those notes remain in effect (the "Guarantee Claims"). Such Guarantee Claims were most recently raised against Caesars Entertainment in the New York Senior Notes Lawsuit. Adverse rulings on the Guarantee Claims in this action or any of the other Noteholder Disputes could negatively affect CEC's position on such Guarantee Claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on the Guarantee Claims, CEC may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If CEC became obligated to pay amounts owed on CEOC's indebtedness as a result of the Guarantee Claims, it is likely that a reorganization of CEC under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. Accordingly, as certain of the Guarantee Claims have not been stayed, and given the timing on which these Guarantee Claims are proceeding and the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company's ability to continue as a going concern. The remaining issues in these lawsuits are expected to be tried as early as May 2016. In the event of an adverse outcome on such matters, CEC would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter.
In addition to the liquidity issues raised as a result of complying with the material commitments CEC made under the RSAs, CEC estimates that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs, primarily resulting from significant expenditures made to (1) defend CEC against the matters disclosed in in Item 3. Legal Proceedings and (2) support CEOC's plan of reorganization. As a result of the foregoing, there is substantial doubt about CEC's ability to continue as a going concern, which could have a materially adverse affect on CGPH.

Risks Related to Our Business
CGPH may not realize all of the anticipated benefits of current or potential future acquisitions.
On May 20, 2014, we closed a transaction whereby CGPH, an indirect, wholly-owned subsidiary of CGPH acquired from CEOC certain of its properties and related assets as more fully described further in PART I, Item 1. Business. There are incremental risks and uncertainties related to the Asset Purchase Transactions contemplated thereunder, many of which are outside of our control, including the following:

•	the diversion of our management's attention from our ongoing business concerns;

•	the outcome of any legal proceedings that may be instituted against us and/or others relating to the Asset Purchase Transactions; and

•	the amounts of the costs, fees, expenses and charges related to the Asset Purchase Transactions.
For example, CAC and CGP LLC have been named in two separate lawsuits related to the Asset Purchase Transactions, as more fully described in Item 3. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes. CGPH is not party to these lawsuits.
In addition, CGPH's ability to realize the anticipated benefits of acquisitions, including but not limited to the Asset Purchase Transactions, will depend, in part, on its ability to integrate the businesses acquired with its business. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:

•	coordinating marketing functions;

•	undisclosed liabilities;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, marketing and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management's attention from ongoing business concerns;

•	coordinating geographically separate organizations; and

•	obtaining all necessary gaming regulatory approvals.
CGPH may sell or divest different properties or assets as a result of its evaluation of its portfolio of businesses. Such sales or divestitures could affect CGPH's costs, revenues, profitability and financial position.
From time to time, CGPH may evaluate its properties and portfolio of businesses and may, as a result, sell or attempt to sell, divest or spin-off different properties or assets.
These sales or divestitures may affect its costs, revenues, profitability, and financial position. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts. Expected costs savings, which are offset by revenue losses from divested properties, may also be difficult to achieve or maximize.
CGPH may require additional capital to support business growth, and this capital might not be available on acceptable terms or at all.
CGPH intends to continue to make significant investments to support its business growth and may require additional funds to respond to business challenges, expand into new markets, improve its operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, CGPH may need to engage in debt financings to secure additional funds. Any debt financing CGPH secures in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities, including potential acquisitions. CGPH is a recently formed entity and may not be able to obtain additional financing on favorable terms, if at all. For instance, the lack of operating history and relationship with Caesars Entertainment may impede CGPH's ability to raise debt financing on acceptable terms, if at all, and there can be no assurances that we could pursue a future offering of securities at an appropriate price to raise the necessary financing. If CGPH is unable to obtain adequate financing or financing on terms satisfactory to it when required, CGPH's ability to continue to support CGPH's business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on CGPH's, business, financial condition and operating results.
We may not realize any or all of our projected cost savings, which would have a negative effect on our results of operations.
As part of our business strategy, CEC and CES have implemented certain cost savings programs and are in the process of identifying opportunities to improve profitability by reducing costs. For example, Caesars Entertainment and CES have identified cost savings, a portion of which would directly reduce our expenses. Any cost savings that we realize from such efforts may differ materially from our estimates. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues, or through increases in other expenses. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. These cost savings plans are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that cost-savings initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.
Our historical financial information may not be a reliable indicator of our future results.
The historical financial information we have included in this Form 10-K has been prepared using assumptions and allocations that we believe are reasonable. However, such historical financial information does not necessarily reflect what our financial position, results of operations and cash flows would have been as a stand-alone entity separate from Caesars Entertainment during the periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.
CGPH's business may be subject to seasonal fluctuations which could result in volatility and have an adverse affect on our operating results.
CGPH's business may be subject to some degree of seasonality. CGPH's casino properties, weather conditions may deter or prevent customers from reaching the facilities or undertaking trips. Such conditions would particularly affect customers who are traveling longer distances to visit CGPH's casino properties. We believe the number of customer visits to CGPH's casino properties will fluctuate based on the season, with winter months experiencing lower visitation; however, volume of business generated by our Las Vegas properties is generally lower during the summer months. Seasonality may cause CGPH's casino properties working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect CGPH's casino properties ability to manage working capital and to predict financial results accurately, which could adversely affect CGPH's business, financial condition and operating results.
There may be a significant degree of difficulty in operating CGPH's businesses separately from Caesars Entertainment, and managing that process effectively could require a significant amount of management's time.
The separation from Caesars Entertainment could cause an interruption of, or loss of momentum in, the operation of CGPH's businesses. Management may be required to devote considerable amounts of time to the separation, which will decrease the time they will have to manage their ordinary responsibilities. If management is not able to manage the separation effectively, or if any significant business activities are interrupted as a result of the separation, CGPH's businesses and operating results could suffer.
CGPH is subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact CGPH's business, financial condition and results of operations.
CGPH is subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where CGPH operates have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of CGPH's casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact CGPH's business, financial condition and results of operations. For instance, the Missouri Gaming Commission has required that CAC obtain certain licenses after the closing of the Asset Purchase Transactions even though CGPH does not operate in Missouri. The failure of CAC to maintain a license from the Missouri Gaming Commission could, among other things, result in the loss of Caesars Entertainment’s gaming license in Missouri. If other jurisdictions require CGPH to obtain new licenses in connection with its operations, the formation of CES or due to future changes in regulation, and CGPH is unable to obtain those licenses, it could adversely impact CGPH's business, financial condition and results of operations. As another example, CGPH's ability to expand its operations at Harrah's New Orleans, which could include increasing the number of rooms at the hotel or opening new restaurants at the complex, is subject to regulatory approval, and any such proposal may or may not be approved.
Furthermore, interpretations of laws and local regulations and ordinances on which CGPH rely may change or be made conditional on certain other factors, which could adversely impact our business, financial condition and results of operations. For example, Harrah's New Orleans is currently subject to a local ordinance in New Orleans related to the minimum number of people who must be employed at Harrah's New Orleans. A change in the interpretation of this ordinance or a change in this ordinance could force a reevaluation of staffing at that property in a manner that could adversely affect the financial results of Harrah's New Orleans.
Furthermore, because CGPH is subject to regulation in each jurisdiction in which they operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions.
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact the operations of CGPH's casino properties. For example, the city council in New Orleans enacted an ordinance restricting smoking indoors in public places, including in Harrah's New Orleans, which went into effect in April 2015. The likelihood or outcome of similar legislation in such jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact CGPH's financial performance.
The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact CGPH's business, financial condition and results of operations.
Acts of terrorism, natural disasters, severe weather and political, economic and military conditions may impede CGPH's ability to operate or harm its financial results.
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of CGPH's casinos in Las Vegas and New Orleans use air travel for transportation to and from the casino. As a result of terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas or New Orleans. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq and Afghanistan, or other countries throughout the world, will continue to directly or indirectly impact CGPH's business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely impacted.
In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills, or severe or inclement weather affecting the ability of CGPH's casino customers to travel can have a negative impact on its results of operations. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance. Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position. As our operations depend in part on our customers' ability to travel, severe or inclement weather can also have a negative impact on our results of operations.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
CGPH is subject to risks associated with doing business outside of the United States, which exposes CGPH to complex foreign and U.S. regulations inherent in engaging in a cross-border business and in each of the countries in which CGPH and its businesses transact business. CGPH is subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that CGPH has implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. Any determination that CGPH has violated any anti-corruption laws could have a material adverse effect on CGPH's financial condition. Compliance with international and U.S. laws and regulations that apply to CGPH's international operations increase CGPH's cost of doing business in foreign jurisdictions.
CGPH and its businesses also deal with significant amounts of cash in its operations and are subject to various reporting and anti-money laundering ("AML") regulations. Any violation of AML or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC's subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN's letter in January 2014. Additionally, CEC was informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada Gaming Control Board (the "GCB") on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace's bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement are subject to bankruptcy court approval. CEOC and the GCB reached a settlement on the same facts as above, wherein CEC agreed to pay $1.5 million and provide to the GCB the same information that is reported to FinCEN and to resubmit its updated AML policies. On September 17, 2015, the settlement agreement was approved by the Nevada Gaming Commission.
We are, or may become involved, in legal proceedings that if adversely adjudicated or settled, could impact our financial condition.
From time to time, CGPH may be a defendant in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects CGPH to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, and others in the ordinary course of business. As with all legal proceedings, however, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. CGPH may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.
CGPH's business is particularly sensitive to reductions in discretionary consumer spending resulting from downturns in the economy, the volatility and disruption of the capital and credit markets, adverse changes in the global economy and other factors which could negatively impact our financial performance and our ability to access financing.
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond CGPH's control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. CGPH's Casino Properties and Developments business is particularly susceptible to any such changes because CGPH's casino properties offers a highly discretionary set of entertainment and leisure activities and amenities. If discretionary consumer spending declines, then CGPH's results of operations will be adversely impacted.
The adverse conditions in certain local, regional, national and global markets have negatively affected CGPH and may continue to negatively affect CGPH in the future. During periods of economic contraction, CGPH's revenues may decrease while some of its costs remain fixed or even increase, resulting in decreased earnings. In addition, CGPH may also be unable to find additional cost savings to offset any decrease in revenues. Even an uncertain economic outlook may adversely affect consumer spending in CGPH's gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.
Theoretical win rates for CGPH's casino operations depend on a variety of factors, some of which are beyond its control.
The gaming industry is characterized by an element of chance. Accordingly, CGPH's casino properties employ theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond CGPH's control, such as a player's skill and experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at the casino may differ from the theoretical win rates and could result in the winnings of CGPH's gaming customers exceeding those anticipated. The variability of these factors, alone or in combination, have the potential to negatively impact our actual win rates, which may adversely affect CGPH's business, financial condition, results of operations and cash flows.
CGPH's casino operations extend credit to its customers and may not be able to collect gaming receivables from its credit players.
CGPH's casino properties conduct their gaming activities on a credit basis as well as a cash basis, which credit is unsecured. Table games players typically are extended more credit than slot players, and high stakes players are typically extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter.

CGPH's casino properties extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These receivables could have a significant impact on our results of operations if deemed uncollectible. While gaming debts are evidenced by a credit instrument, including what is commonly referred to as a "marker," and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which CGPH allows play on a credit basis and judgments in such jurisdictions on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
We face the risk of fraud and cheating.
Casino gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with the employees of CGPH's casinos. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on CGPH's reputation, potentially causing a material adverse effect on CGPH's business, financial condition, results of operations and cash flows.
Because a majority of CGPH's major gaming resorts are concentrated on the Las Vegas Strip, we are subject to greater risks than a gaming company that is more geographically diversified.
Given that a majority of CGPH's major resorts are concentrated on the Las Vegas Strip, CGPH's business may be significantly affected by risks common to the Las Vegas tourism industry. For example, the cost and availability of air services and the impact of any events that disrupt air travel to and from Las Vegas can adversely affect our business. We cannot control the number or frequency of flights to or from Las Vegas, but CGPH relies on air traffic for a significant portion of its visitors. Reductions in flights by major airlines as a result of higher fuel prices or lower demand can impact the number of visitors to CGPH's resorts. Additionally, there is one principal interstate highway between Las Vegas and Southern California, where a large number of CGPH's customers reside. Capacity constraints of that highway or any other traffic disruptions may also affect the number of customers who visit CGPH's facilities.
CGPH's business is particularly sensitive to energy prices and a rise in energy prices could harm its operating results.
CGPH is a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on its results of operations. Accordingly, increases in energy costs may have a negative impact on its operating results. Additionally, higher electricity and gasoline prices that affect its customers may result in reduced visitation to its resorts and a reduction in its revenues. CGPH may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as it could experience potentially higher utility, fuel, and transportation costs.
If we are unable to effectively compete against our competitors, our profits will decline.
The gaming industry is highly competitive and CGPH's competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, and geographic diversity. CGPH also competes with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Competitors in each market that CGPH participates may have greater financial, marketing, or other resources than CGPH do, and there can be no assurance that they will not engage in aggressive pricing action to compete with CGPH. Although we believe CGPH is currently able to compete effectively in each of the various markets in which we participate, we cannot ensure that CGPH will be able to continue to do so or that they will be capable of maintaining or further increasing their current market share. CGPH's failure to compete successfully in their various markets could adversely affect their business, financial condition, results of operations, and cash flow.
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGPH's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2018 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park and the arena is expected to be complete in 2016. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGPH's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGPH's financial performance. Growth in consumer demand for non-gaming offerings could also negatively impact our gaming revenue.
CGPH also competes with legalized gaming from casinos located on Native American tribal lands, primarily those located in California. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same region as our Las Vegas properties and other properties could have an adverse effect on CGPH's results of operations.
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers. A number of states have permitted or are considering permitting gaming, on Native American reservations and through expansion of state lotteries.
The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could have an adverse effect on our financial condition, results of operations or cash flows.
The success of third parties adjacent to CGPH's properties is important to its ability to generate revenue and operate CGPH's business and any deterioration to their success could materially adversely affect our revenue and result of operations.
In certain cases, CGPH does not own the businesses and amenities adjacent to its properties. However, the adjacent third-party businesses and amenities stimulate additional traffic through its complexes. For example, the Grand Bazaar shops located in front of Bally's Hotel and Casino in Las Vegas. Any decrease in the popularity of, or the number of customers visiting, these adjacent businesses and amenities may lead to a corresponding decrease in the traffic through our complexes, which would negatively affect CGPH's business and operating results. Further, if newly opened properties, such as The Cromwell, are not as popular as expected, CGPH will not realize the increase in traffic through CGPH's properties that it expects as a result of their opening, which would negatively affect its business projections.
CGPH's business may be subject to material environmental liability, including as a result of unknown environmental contamination.
CGPH's business is subject to certain federal, state and local environmental laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects, such as emissions to air, discharges to streams and rivers and releases of hazardous substances and pollutants into the environment, as well as handling and disposal from municipal/non-hazardous waste, and which also apply to current and previous owners or operators of real estate generally. Federal examples of these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Certain of these environmental laws may impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused particular contamination or release of hazardous substances. Should unknown contamination be discovered on CGPH's property, or should a release of hazardous substances occur on CGPH's property, CGPH could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third parties for property damage, personal injury or investigation and cleanup costs incurred in connection with the contamination or release, which may be substantial. Moreover, such contamination may also impair CGPH's ability to use the affected property. Such liability could be joint and several in nature, regardless of fault, and could affect CGPH even if such property is vacated. The potential for substantial costs and an inability to use the property could adversely affect our business.
Work stoppages and other labor problems could negatively impact our future profits.
Some of our employees are represented by labor unions and, accordingly, we are subject to the risk of work stoppages or other labor disruptions from time to time. We have seven collective bargaining agreements covering various employees in Las Vegas expiring in 2016. We intend to negotiate renewal agreements for all collective bargaining agreements expiring and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage. Work stoppages and other labor disruptions could have a material adverse impact on our operations. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. To the extent that our non-union employees join unions, we could have greater exposure to risks associated with labor problems and could negatively impact our profits.
CGPH's insurance coverage may not be adequate to cover all possible losses it could suffer, and, in the future, its insurance costs may increase significantly or it may be unable to obtain the same level of insurance coverage.
CGPH's casino properties may suffer damage to its property caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt its business or subject it to claims by third parties who are injured or harmed.

Although CGPH maintains insurance (including property, casualty, terrorism and business interruption insurance), that insurance may be inadequate or unavailable to cover all of the risks to which its business and assets may be exposed. Should an uninsured loss or loss in excess of insured limits occur, it could have a significant adverse impact on CGPH's operations and revenues.
CGPH renews its insurance policies on an annual basis. If the cost of coverage becomes too high, CGPH may need to reduce its policy limits or agree to certain exclusions from its coverage in order to reduce the premiums to an acceptable amount. Among other factors, homeland security concerns, other catastrophic events or any change in the current U.S. statutory requirement that insurance carriers offer coverage for certain acts of terrorism could adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause CGPH to elect to reduce its policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future, CGPH may elect to not, or may be unable to, obtain any coverage for losses due to acts of terrorism.
Planet Hollywood licenses the Planet Hollywood brand from affiliates of Robert Earl and there can be no assurances that the Planet Hollywood brand would not be negatively impacted by its use outside of our control.
Affiliates of Robert Earl license certain intellectual property relating to the operation of the Planet Hollywood Resort and Casino to Planet Hollywood. The license includes certain names and trademarks and the right to display certain memorabilia on the Planet Hollywood premises. Planet Hollywood has invested significant time and financing to establish its brand as a Hollywood-themed entertainment and non-gaming destination. The expiration or termination, or modification of the terms, of this license may have a materially adverse effect on Planet Hollywood's, and therefore CGPH's business, financial conditions and operating results.
In addition, the Planet Hollywood brand is used by affiliates of Robert Earl in Hollywood-themed restaurants, hotels and shops around the United States and internationally. Any negative events associated with the use of the Planet Hollywood brand with these restaurants and shops may be out of CGPH's control, and may negatively impact the brand's image for the Planet Hollywood casino, which could harm Planet Hollywood's, therefore CGPH's business and results of operations.
Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.
We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either "critical" or "endangered" as those terms are defined in the PPA. Specifically, the Pension Plan of the UNITE HERE National Retirement Fund is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, due to the withdrawal of all its contributing employers (a mass withdrawal), or in the event of a withdrawal by us, which we consider from time to time, we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities, that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows.
In January 2015, the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel the CEC controlled group ("CEC Group") from the plan. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan purportedly permitting such expulsion. The CGP LLC affiliate that is included in NRF is the Las Vegas laundry. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
The CEC Group disputes NRF's authority to take such action. Prior to NRF's vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreement in which the obligation to contribute to NRF exists. CEOC is current with respect to pension contributions. The CEC Group is pursuing several litigation strategies to challenge NRF's action. There can be no assurance that our strategies will have a successful outcome, and the CEC Group may become liable for the withdrawal liability, which would have an adverse impact on us.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-K contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning that may identify forward-looking statements and are found at various places throughout this Form 10-K. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-K, are based on our current expectations about future events and are estimates reflecting the best judgment of CGPH's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CGPH may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•
CGPH's dependence on Caesars Entertainment and its subsidiaries (including CES) to provide support and services, as well as CGPH's dependence on Caesars Entertainment's and CES' senior management's expertise and its participation in Caesars Entertainment's Total Rewards loyalty program;

•	the effects of a default by Caesars Entertainment or CEOC on certain debt obligations;

•	Caesars Entertainment's interests may conflict with CGPH's interests and Caesars Entertainment may possibly keep all potential development opportunities for itself;

•	the adverse effects due to the bankruptcy filing of CEOC and certain of its subsidiaries;

•
the effects if a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, the intellectual property owned or used by subsidiaries of Caesars Entertainment, which CGPH licenses for use in its businesses;

•	the difficulty of operating CGPH's business separately from Caesars Entertainment and managing that process effectively could take up a significant amount of management's time;

•
CGPH's ability to realize the anticipated benefits of current or potential future acquisitions and the ability to timely and cost-effectively integrate assets and companies that CGPH acquires into its operations;

•	the effects of any lawsuits against CAC or CGP LLC related to the Asset Purchase Transactions;

•	the adverse effects if extensive governmental regulation and taxation policies, which are applicable to CGPH, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGPH's business to reductions in discretionary consumer spending;

•	the changing industry in which CGPH operates;

•	any failure to protect CGPH's trademarks or other intellectual property;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition CGPH's casino properties face in their respective markets;

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility; and

•	the other factors set forth under "Risk Factors."
Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. CGPH disclaims any obligation to update the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated or, if no date is stated, as of the date of this Form 10-K.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table sets forth information about our portfolio of casino properties as of December 31, 2015, each of which is more fully described in Item 1. Business:

Property	Location	Type of Casino	Casino Space– Sq. Ft.(a)	Slot Machines(a)	Table Games(a)	Hotel Rooms & Suites(a)
Planet Hollywood Resort & Casino	Las Vegas, NV	Land-based	64,500	1,090	110	2,500
The Cromwell	Las Vegas, NV	Land-based	40,000	410	50	188
The LINQ Hotel & Casino(b)	Las Vegas, NV	Land-based	62,200	780	70	2,250
Bally's Las Vegas	Las Vegas, NV	Land-based	66,200	1,000	70	2,810
Harrah's New Orleans	New Orleans, LA	Land-based	125,100	1,720	150	450
_________________________

(a)	Approximate.

(b)	Includes Strip-front property leased by an affiliate of Caesars Entertainment to The LINQ Hotel & Casino.
We use space in the corporate offices of CEOC for our corporate headquarters pursuant to a management services agreement with CEOC. We also lease office space in Santa Monica, California used for corporate functions.
We believe the space available for our business is adequate for our current needs. We will add new facilities and expand our existing facilities as we add employees or expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
For greater detail on the properties, see Item 1. Business.
Item 3. Legal Proceedings.
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger between CAC and CEC announced on December 22, 2014 (the "Proposed Merger"), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
On April 20, 2015, CAC received a demand for production of CAC's books and records pursuant to Section 220 of the Delaware General Corporation Law on behalf of a purported stockholder. The alleged purpose of the demand is to investigate potential misconduct and breaches of fiduciary duties by CAC's directors and explore certain remedial measures in connection with the Proposed Merger. After exchanging correspondence with purported shareholder's counsel, CAC began and is currently engaged in producing documents as required by Section 220.
We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete. No trial date has been set.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification, and under the schedule imposed by the court for this motion, briefing has been completed. These lawsuits are currently scheduled for trial in May 2016. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the (a) Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain holders of claims in respect of claims under CEOC's first lien notes (the "First Lien Bond RSA") and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC's first lien credit agreement (the "First Lien Bank RSA" and, together with the First Lien Bond RSA, the "RSAs") , has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the First Lien Bond RSAs.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 13 Notice") from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC's 10.0% Second-Priority Notes. The February 13 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.0% Second-Priority Notes; that all amounts due and owing on the 10.0% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC's obligations on the 10.0% Second-Priority Notes, including CEOC's obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys' fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 18 Notice") from BOKF, N.A. ("BOKF"), in its capacity as successor Trustee for CEOC's 12.75% Second-Priority Senior Secured Notes due 2018 (the "12.75% Second-Priority Notes"). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC's obligations on the 12.75% Second-Priority Notes, including CEOC's obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys' fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court's jurisdiction over the debtors' reorganization by threatening the debtors' ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC's request and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC's request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC’s motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14. The stay will remain in effect until 60 days after the filing of the Examiner’s interim report (expected between March 7 and March 14), or May 9, 2016, whichever comes first. Certain defendants in these adversary proceedings have sought rehearing en banc by the court of appeals. None of the rulings on CEOC's request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015 and the parties have begun fact discovery. CAC and CGP LLC are not parties to these lawsuits.
In accordance with the terms of the applicable indentures and as previously disclosed, Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believes the demands for payment are meritless. The claims against CEOC have been stayed due to the Chapter 11 process and, except as described above, the actions against CEC have been allowed to continue.
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
National Retirement Fund
In January 2015, a majority of the Trustees of the NRF, a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries, the CEC Group, from the plan. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF's vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF's authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group's obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC's motion that NRF's action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF's collection lawsuit against CEC. The Bankruptcy Court denied CEOC's motion that NRF's action violated the automatic stay but CEOC's motion to extend the stay to encompass NRF's collection lawsuit against CEC is still pending. The Standstill Agreement remains in effect. Also, the federal district court has granted NRF's motion to dismiss CEC's declaratory judgment action agreeing with NRF that the governing statute requires that the issue must first be arbitrated. CEC has filed its Notice of Appeal challenging the district court's ruling.
CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, CEC cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC's subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the FinCEN, stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN's letter in January 2014. Additionally, CEC was informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the GCB on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace's bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement were approved by the bankruptcy court on October 19, 2015.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
CGPH is an indirect, wholly-owned subsidiary of CGP LLC, a joint venture between CAC and CEC. Accordingly, there is no established public trading market for our equity interests.
During the years ended December 31, 2015 and 2014, CGPH paid no cash dividends to CGP LLC. Certain restrictive covenants within CGPH's debt facilities impose limitations on the payment of dividends to CGP LLC.
There was one shareholder of record as of February 26, 2016.
Item 6. Selected Financial Data.
The following table presents consolidated financial data of CGPH and combined financial data of the assets and entities that were contributed by CGP LLC and acquired from Caesars Entertainment in the Acquired Properties Transaction and Harrah's Transaction.
The financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
(In millions)	2015	2014	2013	2012	2011
Statements of Operations
Net revenues	$1,269.2	$1,173.1	$1,038.8	$1,081.2	$1,113.5
Operating expenses
Direct	549.5	557.2	497.6	532.4	537.2
Property, general, administrative and other	371.0	346.0	275.9	272.4	278.8
Management fees to related parties	35.8	24.4	16.4	16.1	16.1
Write-downs, reserves and project opening costs, net of recoveries	10.0	22.6	16.9	2.5	0.4
Depreciation and amortization	119.0	102.4	84.3	84.9	82.5
Impairment of goodwill, tangible and other intangible assets	1.0	147.5	—	—	—
Total operating expenses	1,086.3	1,200.1	891.1	908.3	915.0
Income/(loss) from operations	182.9	(27.0)	147.7	172.9	198.5
Interest expense, net of interest capitalized	(163.9)	(158.0)	(65.0)	(51.7)	(47.8)
Loss on extinguishment of debt	—	(23.8)	(1.6)	—	(2.6)
Other income/(expense), net	—	—	0.4	—	(0.3)
Income/(loss) before provision for income taxes	19.0	(208.8)	81.5	121.2	147.8
Provision for income taxes	—	(12.6)	(29.0)	(44.2)	(36.1)
Net income/(loss)	19.0	(221.4)	52.5	77.0	111.7
Other comprehensive income, net of income taxes	—	—	—	—	—
Total comprehensive income/(loss)	$19.0	$(221.4)	$52.5	$77.0	$111.7

Balance Sheet Data (at period end)
Total assets(1)	$2,999.1	$2,978.6	$2,968.0	$2,835.9	$2,652.7
Total debt(1)(2)	2,018.3	1,992.1	803.0	779.3	579.8
Stockholder's equity	805.0	770.0	1,842.9	1,748.6	1,791.3
_________________________

(1)
Total assets and Total debt for 2014, 2013, 2012, and 2011 have been recast to reflect our adoption of Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Total assets for 2013, 2012, and 2011 have been recast to reflect our adoption of ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. See Note 2 - Recently Issued Accounting Pronouncements in the Combined and Consolidated Financial Statements included in Item 8 of this report for additional information.

(2)	Total debt is comprised of third-party debt and debt to related party.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and the notes thereto of CGPH, and other financial information included elsewhere in this Form 10-K. Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. See Item 1A. Risk Factors — CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 of this Form 10-K.
Basis of Presentation and Discussion
CAC, a Delaware corporation, was formed on February 25, 2013 to make an equity investment in CGP LLC, which is a joint venture between CAC and CEC. On October 21, 2013, in connection with the execution of a series of transactions (the "Transactions"), CGP LLC purchased from CEOC: (a) the equity interests of PHWLV, which holds Planet Hollywood and (b) a 50% interest in the management fee revenues of PHW Manager, a wholly-owned subsidiary of CEOC, which manages the operations of Planet Hollywood. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, which holds Planet Hollywood and the 50% interest in the management fee revenues of PHW Manager to CGPH, an indirect, wholly-owned subsidiary of CGP LLC.
In addition, on May 5, 2014, we acquired through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 15 — Related Party Transactions in our Combined and Consolidated Financial Statements included in this report) and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties.
On May 20, 2014, we acquired through one or more subsidiaries (i) Harrah's New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 15 — Related Party Transactions in our Combined and Consolidated Financial Statements included in this report) and the owner of this property, and (iii) certain intellectual property that is specific to each of these properties.
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
Operating Results

	Year Ended December 31,
(In millions)	2015	2014	2013
Net revenues	$1,269.2	$1,173.1	$1,038.8
Income/(loss) from operations	182.9	(27.0)	147.7
Net income/(loss)	19.0	(221.4)	52.5
Adjusted EBITDA (1)	321.1	251.9	249.6
_________________________

(1)
See Reconciliations of Non-GAAP Financial Measures later in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Net income/(loss) to Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA").

Performance of our casino properties is measured in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through Caesars Entertainment's Total Rewards system, referred to as "trips," and spend per rated customer trip, referred to as "spend per trip." A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at our property: (1) hotel stay, (2) gaming activity or (3) a comp redemption, which means the receipt of a complimentary item given out by the casino. Lodgers are guests registered with the Total Rewards program who stay at the property and non-lodgers are guests registered with the Total Rewards program not staying at the property. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. The average combined gross hold is the percentage of the amount wagered across all game types (including table games and slot machines) that the casino retained.
Year ended December 31, 2015 compared to year ended December 31, 2014
Net revenues for 2015 increased by $96.1 million, or 8.2%, compared to the same period in 2014 due to increases in all categories of revenue. The increases continue to be primarily driven by increased rates and the availability of rooms as a result of renovations at The LINQ Hotel & Casino which was substantially completed and available to guests in early May 2015 and the opening of The Cromwell, partially offset by a decrease in revenue due to the April 2015 smoking ban at Harrah's New Orleans. Total trips decreased by approximately 6.1% during the year ended December 31, 2015 when compared to the same period in 2014 due to decreases in trips by both non-lodgers and lodgers. Total spend per trip increased by 2.9% for the year ended December 31, 2015 versus the same period in 2014 due to overall higher spend by non-lodgers.
Casino revenues for the years ended December 31, 2015 and 2014 were $723.4 million and $703.1 million, respectively. The increase was primarily due to the completion of renovations at The LINQ Hotel & Casino and the opening of The Cromwell, partially offset by a decrease in revenue due to the April 2015 smoking ban at Harrah's New Orleans. Gross casino hold increased from 11.2% to 11.7% from 2014 to 2015.
Room revenues for the years ended December 31, 2015 and 2014 were $323.2 million and $258.4 million, respectively, primarily due to increased room rates and the availability of rooms as a result of the completion of renovations at The LINQ Hotel & Casino, higher demand in the Las Vegas market and the increase in resort fees in late 2014. Cash average daily room rates for the year ended December 31, 2015 increased to $123, or approximately 13.9%, when compared to $108 for the same period in 2014. Average daily occupancy was 92.4% for the year ended December 31, 2015 and 89.7% for the same period in 2014. Revenue per available room ("RevPar") for the years ended December 31, 2015 and 2014 was $112 and $98, respectively.
Food and beverage revenues for the years ended December 31, 2015 and 2014 were $251.0 million and $236.7 million, respectively. The increase of $14.3 million, or 6.0%, in food and beverage revenue was driven largely by the completion of renovations at The LINQ Hotel & Casino in 2015 and new offerings that opened in 2014 across the portfolio including various new venues at The Cromwell.
Other revenues increased by $1.4 million, or 0.9%, for the year ended December 31, 2015 as compared to 2014 and were $154.2 million and $152.8 million, respectively.
Income/(loss) from operations for the year ended December 31, 2015 improved by $209.9 million compared with the same period in 2014 primarily attributable to a $147.5 million impairment of goodwill for Bally's Las Vegas recognized in the fourth quarter of 2014 and the income impact of increased revenues partially offset by an increase in operating expenses at The Cromwell due to the opening in the prior year and an increase in operating expenses at The LINQ Hotel & Casino subsequent to the completion of renovations. Excluding the impact of the impairment of goodwill for Bally's Las Vegas, income from operations for 2015 improved by $62.4 million primarily due to the income impact of increased revenues partially offset by an increase in operating expenses at The Cromwell due to the opening in the prior year and an increase in operating expenses at The LINQ Hotel & Casino subsequent to the completion of renovations. Adjusted EBITDA for the year ended December 31, 2015 increased $69.2 million, or 27.5%, as compared with the same period in 2014 primarily due to the income impact of increased revenues partially offset by increased expenses from operating costs incurred after the opening of The Cromwell in the prior year and an increase in operating expenses at The LINQ Hotel & Casino subsequent to the completion of renovations.
Year ended December 31, 2014 compared to year ended December 31, 2013
Net revenues for 2014 increased by $134.3 million, or 12.9%, compared to the same period in 2013 with the increases in all categories of revenues. The increases were driven by the combination of the opening of The Cromwell during 2014 and increased food and beverage and entertainment options, including the new Britney Spears show at Planet Hollywood. During the year ended December 31, 2014, total trips increased by approximately 11.9% from the year ended December 31, 2013, driven by a 14.9% increase in trips by non-lodgers partially offset by decreases in trips by lodgers in each period. Total spend per trip decreased by 2.0% for the year ended December 31, 2014 versus the same period in 2013, driven by a shift in trip mix from lodger trips which typically have higher spend to non-lodger trips.
Casino revenues for the years ended December 31, 2014 and 2013 were $703.1 million and $663.5 million, respectively. The increase was primarily due to the opening of The Cromwell during 2014. Gross casino hold decreased from 11.5% to 11.2% from 2013 to 2014.
Room revenues for the years ended December 31, 2014 and 2013 were $258.4 million and $241.0 million, respectively, primarily due to renovated rooms available at The LINQ Hotel & Casino and the renovated tower that opened in the fourth quarter of 2013 at Bally's Las Vegas. Cash average daily room rates for the year ended December 31, 2014 increased to $108, or approximately 25.6%, when compared to $86 for 2013. Average daily occupancy was 89.7% for the year ended December 31, 2014 and 89.5% for the same period in 2013. RevPar for the years ended December 31, 2014 and 2013 was $98 and $82, respectively.
Food and beverage revenues for the years ended December 31, 2014 and 2013 were $236.7 million and $200.6 million, respectively. The increase of $36.1 million, or 18.0%, in food and beverage revenue was driven largely by new offerings that opened in 2014 across the portfolio including various new venues at The Cromwell.

Other revenues for the years ended December 31, 2014 and 2013 were $152.8 million and $94.0 million, respectively. The increase of $58.8 million, or 62.6%, was primarily due to the opening of Drai's at The Cromwell and enhanced entertainment options at the new Axis Theater at Planet Hollywood.
Income/(loss) from operations for 2014 decreased by $174.7 million, or 118.3%, compared with 2013 due to a $147.5 million impairment of goodwill for Bally's Las Vegas. Additionally, the income impact of increased revenues was unable to offset increases in depreciation expense associated with renovations at The Cromwell and The LINQ Hotel & Casino, expenses related to the strip-front lease for The LINQ Hotel & Casino which began in 2014, and management fee expenses incurred after the May 2014 acquisitions. In addition, income/(loss) from operations for 2014 was adversely impacted by incremental expenses associated with the 2014 acquisition transactions. Adjusted EBITDA increased $2.3 million, or 0.9%, in 2014 as compared with 2013.
Incentives are often provided for customers to stay and play at our properties. Incentives are provided to customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted products, gaming credits, food and beverage, hotel room credits, and other forms. The retail value of accommodations, food and beverage credits, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above include all promotional allowances. We believe our allocation of promotional allowances to be within industry standards and appropriate for our brands and competitive environment.
Other Factors Affecting Net Income

	Year Ended December 31,
(In millions)	2015	2014	2013
Interest expense, net of interest capitalized	$(163.9)	$(158.0)	$(65.0)
Loss on extinguishment of debt	—	(23.8)	(1.6)
Other income, net	—	—	0.4
Provision for income taxes	—	(12.6)	(29.0)
Interest Expense, Net of Interest Capitalized
The table below summarizes our interest expenses, net of interest capitalized:

	Year Ended December 31,
(In millions)	2015	2014	2013
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(147.7)	$(126.3)	$—
Cromwell Credit Facility	(21.5)	(16.6)	(18.6)
Planet Hollywood Loan Agreement	—	(14.9)	(39.3)
Other interest income/(expense), including capitalized interest	5.3	(0.2)	(7.1)
Interest expense, net of interest capitalized	$(163.9)	$(158.0)	$(65.0)
Loss on Extinguishment of Debt
The Planet Hollywood secured loan contained excess cash flow provisions which required mandatory prepayments when certain conditions were met. Prepayments in excess of the recorded book value of principal owed were recorded in Loss on extinguishment of debt in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). The Planet Hollywood loan was repaid in full in May 2014 in conjunction with the Second Lien Intercreditor Agreement, as defined in the Intercreditor Agreement and Collateral Agreement section in Note 6 — Debt in the Combined and Consolidated Financial Statements included in Item 8 of this report. Loss on extinguishment of debt increased from $1.6 million in 2013 to $23.8 million in 2014.
Provision for Income Taxes
CGPH income subsequent to May 2014 is not tax impacted at the CGPH level as CGPH became a disregarded entity for income tax purposes starting in May 2014 whereby all income or loss is passed through to our parent company, CGP LLC, which is treated as a flow through entity for income tax purposes. Prior to the Acquired Properties Transaction and Harrah's Transaction, income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if these entities, with the exception of PHWLV, filed separate U.S. federal and state income tax returns through October 21, 2013. For the year ended December 31, 2014, we recorded a tax provision of $12.6 million on income for the period from January to May 2014. This resulted in an effective tax rate of (6.0)% which differs from the expected federal tax rate of 35% primarily due to CGPH losses subsequent to May 2014 not tax benefitted at the CGPH level. For the year ended

December 31, 2013, we recorded a tax provision of $29.0 million on pretax income. This resulted in an effective tax rate of 35.6% which differs from the federal tax rate of 35% primarily due to state taxes.
See Note 11 — Income Taxes in our Combined and Consolidated Financial Statements included in this report for additional information.
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
The financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA is a non-GAAP financial measure that is reconciled to its most comparable GAAP measure below. Adjusted EBITDA is included because management believes that Adjusted EBITDA provides investors with additional information that allows an understanding of the results of operational activities separate from the financial impact of capital investment decisions made for the long-term benefit of CGPH.
Because not all companies use identical calculations, the presentation of CGPH's EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

	Year Ended December 31,
(In millions)	2015	2014	2013
Net income/(loss)	$19.0	$(221.4)	$52.5
Provision for income taxes	—	12.6	29.0
Income/(loss) before income taxes	19.0	(208.8)	81.5
Interest expense, net of interest capitalized	163.9	158.0	65.0
Depreciation and amortization	119.0	102.4	84.3
EBITDA	301.9	51.6	230.8
Other income, net	—	—	(0.4)
Loss on extinguishment of debt (1)	—	23.8	1.6
Write-downs, reserves and project opening costs, net of recoveries (2)	10.0	22.6	16.9
Impairment of goodwill, tangible and other intangible assets	1.0	147.5	—
Acquisition and integration costs	0.4	5.1	—
Stock-based compensation (3)	4.8	1.0	0.4
Other (4)	3.0	0.3	0.3
Adjusted EBITDA	$321.1	$251.9	$249.6
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
Future capital spending and maintenance could require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects would be contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. In addition, we must also comply with covenants and restrictions set forth in our debt instruments, further described in Capital

Resources below and in Note 6 — Debt in the Combined and Consolidated Financial Statements included in Item 8 of this report.
During the years ended December 31, 2015, 2014 and 2013, capital expenditures net of related payables were $144.2 million, $301.7 million and $153.8 million, respectively, primarily related to renovations at The LINQ Hotel & Casino and The Cromwell. Capital expenditures net of related payables for The LINQ Hotel & Casino were $112.0 million, $111.8 million and $36.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capital expenditures net of related payables for The Cromwell were $139.0 million and $58.6 million for the years ended December 31, 2014 and 2013, respectively. The Cromwell's gaming floor opened in April 2014 and its 188 hotel rooms became available to guests starting in May 2014. The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015.
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
CGPH and Caesars Growth Properties Finance, Inc. ("Finance" and each, an "Issuer" and together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee (the "Indenture"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") pursuant to a credit agreement as described in the Caesars Growth Properties Holdings Senior Secured Credit Facility section in Note 6 — Debt in the Combined and Consolidated Financial Statements included in Item 8 of this report. CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and amendments to such Registration Statement on May 18, 2015 and May 29, 2015 to initiate an offer to exchange the 2022 Notes and certain related guarantees in a private offering for a like aggregate amount of CGPH's registered 9.375% Second-Priority Senior Secured Notes due 2022 and certain related guarantees (collectively refer to as the "Exchange Notes"). The Registration Statement was declared effective on June 26, 2015 (the "Effective Date"). The exchange offer was consummated on July 28, 2015.
As of December 31, 2015, CGPH had $1,125.7 million, $660.3 million and $45.0 million in book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility, respectively. At December 31, 2014, the book value of indebtedness outstanding for the CGPH Term Loan and 2022 Notes was $1,132.5 million and $658.7 million, respectively. As of December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH's outstanding debt securities.
In November 2012, Corner Investment Propco, LLC ("PropCo") entered into a $185.0 million, seven-year senior secured credit facility bearing interest at the London Inter-Bank Offered Rate ("LIBOR") plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of The Cromwell into a boutique lifestyle hotel. As of December 31, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
Our cash and cash equivalents, excluding restricted cash, totaled $98.1 million as of December 31, 2015, compared to $103.1 million as of December 31, 2014. Restricted cash totaled $2.6 million as of December 31, 2015 and $7.7 million as of December 31, 2014. Our restricted cash consists of cash reserved under our loan agreements for development projects and interest service.
As of December 31, 2015 and 2014, respectively, we had $2,070.1 million and $2,051.5 million, face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the years ended December 31, 2015, 2014 and 2013 was $161.4 million, $95.8 million and $37.6 million, respectively.
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

Capital Resources
The following table presents CGPH outstanding third-party debt as of December 31, 2015 and 2014.

		Interest Rates at	Face Value at	Book Value at December 31,
(In millions)	Final Maturity	December 31, 2015	December 31, 2015	2015	2014
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)	2019	variable	$45.0	$45.0	$—
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,157.4	1,125.7	1,132.5
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	660.3	658.7
Cromwell Credit Facility	2019	11.00%	174.6	169.2	178.0
Capital lease obligations	2016 to 2017	various	1.2	1.2	3.9
Unsecured debt
Special Improvement District Bonds	2037	5.30%	14.1	14.1	14.5
Other financing obligations	2016	various	2.8	2.8	4.5
Total debt			2,070.1	2,018.3	1,992.1
Current portion of total debt			(61.1)	(61.1)	(19.0)
Long-term debt			$2,009.0	$1,957.2	$1,973.1
_________________________

(1)	Variable interest rate calculated as LIBOR plus 5.25%.
We have early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 and reclassified $9.3 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in our Consolidated Balance Sheets as of December 31, 2014. See Note 2 — Recently Issued Accounting Pronouncements in the Combined and Consolidated Financial Statements included in this report.
As of December 31, 2015, we are in compliance with all affirmative and negative covenants related to our debt instruments.
During the quarters ended December 31, 2014 and March 31, 2015, PropCo failed to meet the covenant of achieving consolidated EBITDA of at least $7.5 million. The Cromwell Credit Facility allows us to cure this covenant by making a cash cure payment. Such payments were made on March 31, 2015 during the permitted cure period for the quarter ended December 31, 2014 and on May 22, 2015 during the permitted cure period for the quarter ended March 31, 2015. The Cromwell Credit Facility allows this right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
The CGPH Term Loan also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"). As of December 31, 2015, $45.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. The Revolving Credit Facility has a contractual maturity of greater than one year and we have the ability to repay the outstanding principal balances beyond the next 12 months. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Balance Sheets. On January 21, 2016, CGPH drew an additional $15.0 million of borrowings on its $150.0 million Revolving Credit Facility.
See Note 6 — Debt in the Combined and Consolidated Financial Statements included in this report for further details.

Other Obligations and Commitments
The table below summarizes, as of December 31, 2015, our contractual obligations and other commitments through their respective maturity or ending dates.

	Payments due by Period
(In millions)	Total	0-3 years	4-5 years	After 5 years
Debt payable to third parties, face value	$2,070.1	$85.5	$199.0	$1,785.6
Estimated interest payments to third parties (1)	952.4	486.9	315.4	150.1
Operating lease obligations	682.3	102.8	68.6	510.9
Other contractual obligations (2)	129.6	87.2	17.4	25.0
	$3,834.4	$762.4	$600.4	$2,471.6
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on projected rates at December 31, 2015.

(2)
Entertainment obligations represent obligations to pay performers that have contracts for future performances. This amount does not include estimated obligations for future performances where payment is only guaranteed when the performances occur and/or is based on factors contingent upon the profitability of the performances.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at December 31, 2015 or 2014.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. Certain accounting policies, including the useful lives of property, equipment and intangible assets, income taxes, and the evaluation of goodwill and long-lived assets for impairment require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. For a summary of our significant accounting policies, please refer to Note 1 — Description of Business and Summary of Significant Accounting Policies of our financial statements and related notes included in this Form 10-K.
We consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position or results of operations.
When more than one accounting principle, or method of its application, is generally accepted, we selected the principle or method that we consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires them to make estimates about the future resolution of existing uncertainties. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality.
Principles of Consolidation
Our financial statements include the accounts of CGPH and its subsidiaries after elimination of all intercompany accounts and transactions. These financial statements include the accounts of all wholly-owned subsidiaries and any partially-owned subsidiaries that we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method.
We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2015, we did not consolidate any variable interest entities.
Investment in CES
Investment in CES consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary. We do not exercise significant influence over the variable interest entity and therefore account for our investment using the cost method. We review this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we consider available quantitative and qualitative evidence in evaluating potential impairment of this investment. If the carrying value of our investment exceeds its estimated fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the estimated fair value is less than our carrying value, and our intent and ability to hold, or plans to sell, the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment will be established. We did not recognize an impairment charge in fiscal years 2015 and 2014 on this investment. See Note 15 — Related Party Transactions of the CGPH Combined and Consolidated Financial Statements.
Long-Lived Tangible and Intangible Assets
We have significant capital invested in long-lived assets and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in the financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on its standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of its long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the asset group level, which, for most of our assets, is the individual property.
Goodwill
We perform an annual goodwill impairment assessment on October 1, or more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of EBITDA and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of the reporting units and other non-operating assets in comparison to the aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in the industry.
The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. As of December 31, 2015, we had approximately $214.1 million in total book value of goodwill. Of this amount, $148.7 million is allocated to our Planet Hollywood and Harrah's New Orleans reporting units. Both of these reporting units have estimated fair values significantly in excess of their carrying values and therefore, are not at risk of partial or total impairment outside of material, unforeseen circumstances. Specifically, Planet Hollywood's estimated fair value exceeded its carrying value by a margin of 189%, and Harrah's New Orleans' estimated fair value exceeded its carrying value by a margin of 35%. The remaining $65.4 million of goodwill is allocated to our Bally's Las Vegas reporting unit, at which we recorded impairment charges in the fourth quarter of 2014. Thus, to the extent gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have impairments to record in the next twelve months, and such impairments could be material. This is especially true for any of our properties where goodwill has been partially impaired as a result of a recent impairment analysis.
See Note 4 — Goodwill and Other Intangible Assets of the CGPH Combined and Consolidated Financial Statements.
Income Taxes
We recorded income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. We reduced the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Prior to May 2014, our operations were included in the consolidated U.S. Federal income tax return and state income tax returns of Caesars Entertainment. The provision for income taxes included in the Combined and Consolidated Statements of

Operations and Comprehensive Income/(Loss) was computed as if CGPH filed its U.S. federal, state and income tax returns on a stand-alone basis. Planet Hollywood is a disregarded entity for federal and state income tax purposes as part of the Caesars Entertainment consolidated group. However, for the purpose of the Combined and Consolidated Financial Statements for the years ended December 31, 2014 and 2013, Planet Hollywood recorded income taxes to properly represent the cost of its operations. Upon closing of the Acquired Properties Transaction and Harrah's Transaction, CGPH is treated as a pass-through entity for federal and state income tax purposes.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CGPH Combined and Consolidated Financial Statements.
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
The following table reconciles Net income/(loss) - Restricted to Adjusted EBITDA - Restricted:

	Year Ended December 31,
(In millions)	2015	2014
Net income/(loss)	$19.0	$(221.4)
Less: Net income/(loss) - Unrestricted	(19.7)	(19.7)
Net income/(loss) - Restricted	38.7	(201.7)
Provision for income taxes - Restricted	—	16.4
Income/(loss) before income taxes - Restricted	38.7	(185.3)
Interest expense, net of interest capitalized	142.4	141.4
Depreciation and amortization	103.9	95.1
Loss on extinguishment of debt (1)	—	23.8
Write-downs, reserves and project opening costs, net of recoveries	9.9	10.9
Impairment of goodwill, tangible and other intangible assets	1.0	147.5
Acquisition and integration costs	0.4	5.1
Stock-based compensation	4.5	1.0
Other (2)	3.0	0.3
Adjusted EBITDA - Restricted	$303.8	$239.8
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Assuming a constant outstanding balance for our variable rate debt with third parties, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $4.3 million. At December 31, 2015, the weighted average USD LIBOR rate on our variable rate debt was 0.32%. A hypothetical reduction of this rate to zero would decrease interest expense for the next twelve months by $0.2 million.
CGPH does not purchase or hold any derivative financial instruments for trading purposes.
As of December 31, 2015, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $1,481.9 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of Caesars Growth Properties Holdings, LLC
We have audited the accompanying consolidated balance sheets of Caesars Growth Properties Holdings, LLC and subsidiaries ("CGPH") as of December 31, 2015 and 2014, and the related combined and consolidated statements of operations and comprehensive income/(loss), stockholder's equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the combined and consolidated financial statement schedule listed in the Index at Item 15. These combined and consolidated financial statements are the responsibility of CGPH's management. Our responsibility is to express an opinion on the combined and consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. CGPH is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of CGPH's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of Caesars Growth Properties Holdings, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic combined and consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the combined and consolidated financial statements, CGPH completed acquisitions in May 2014 that were accounted for as transactions among entities under common control. The financial statements of CGPH have been recast to include the financial results for these acquisitions as if those businesses were combined into CGPH for all periods presented.
As discussed in Note 13 to the combined and consolidated financial statements, CGPH's parent company is a defendant in litigation related to certain transactions with related parties.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 26, 2016

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$98.1	$103.1
Receivables, net of allowance for doubtful accounts of $8.8 and $8.3, respectively	49.8	40.4
Restricted cash	2.6	2.6
Prepayments and other current assets	26.6	20.7
Total current assets	177.1	166.8
Land, property and equipment, net	2,253.6	2,220.3
Investment in Caesars Enterprise Services, LLC	26.5	22.6
Goodwill	214.1	214.1
Intangible assets other than goodwill, net	94.3	109.3
Restricted cash	—	5.1
Prepaid management fees to related parties	188.3	199.5
Deferred charges and other	45.2	40.9
Total assets	$2,999.1	$2,978.6

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$26.3	$34.5
Payables to related parties	12.1	43.4
Accrued expenses	102.2	96.9
Accrued interest payable	30.6	31.0
Current portion of long-term debt	61.1	19.0
Total current liabilities	232.3	224.8
Long-term debt	1,957.2	1,973.1
Deferred credits and other	4.6	10.7
Total liabilities	2,194.1	2,208.6

Commitments and contingencies (Note 13)
Stockholder's equity
Additional paid-in capital	1,351.4	1,335.4
Accumulated deficit	(546.4)	(565.4)
Total stockholder's equity	805.0	770.0
Total liabilities and stockholder's equity	$2,999.1	$2,978.6
See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(In millions)

	Year Ended December 31,
	2015	2014	2013
Revenues
Casino	$723.4	$703.1	$663.5
Food and beverage	251.0	236.7	200.6
Rooms	323.2	258.4	241.0
Other	154.2	152.8	94.0
Less: casino promotional allowances	(182.6)	(177.9)	(160.3)
Net revenues	1,269.2	1,173.1	1,038.8

Operating expenses
Direct
Casino	350.8	373.8	341.0
Food and beverage	116.0	111.4	89.7
Rooms	82.7	72.0	66.9
Property, general, administrative and other	371.0	346.0	275.9
Management fees to related parties	35.8	24.4	16.4
Write-downs, reserves and project opening costs, net of recoveries	10.0	22.6	16.9
Depreciation and amortization	119.0	102.4	84.3
Impairment of goodwill, tangible and other intangible assets	1.0	147.5	—
Total operating expenses	1,086.3	1,200.1	891.1
Income/(loss) from operations	182.9	(27.0)	147.7
Interest expense, net of interest capitalized	(163.9)	(158.0)	(65.0)
Loss on extinguishment of debt	—	(23.8)	(1.6)
Other income, net	—	—	0.4
Income/(loss) before provision for income taxes	19.0	(208.8)	81.5
Provision for income taxes	—	(12.6)	(29.0)
Net income/(loss)	19.0	(221.4)	52.5
Other comprehensive income, net of income taxes	—	—	—
Total comprehensive income/(loss)	$19.0	$(221.4)	$52.5
See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at January 1, 2013	$2,153.1	$(404.5)	$1,748.6
Net income	—	52.5	52.5
Transactions with related parties	70.0	8.0	78.0
Transactions with parent and affiliates, net	(36.2)	—	(36.2)
Balance at December 31, 2013	2,186.9	(344.0)	1,842.9
Net loss	—	(221.4)	(221.4)
Impact of acquisitions	(1,499.0)	—	(1,499.0)
Transactions with parent and affiliates, net	506.9	—	506.9
Conversion of affiliate debt to equity	139.9	—	139.9
Stock-based compensation	0.7	—	0.7
Balance at December 31, 2014	1,335.4	(565.4)	770.0
Net income	—	19.0	19.0
Transactions with parent and affiliates, net	8.2	—	8.2
Stock-based compensation	4.8	—	4.8
Other	3.0	—	3.0
Balance at December 31, 2015	$1,351.4	$(546.4)	$805.0
See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income/(loss)	$19.0	$(221.4)	$52.5
Adjustments to reconcile net income/(loss) to cash flows provided by operating activities
Depreciation and amortization	119.0	102.4	84.3
Amortization of debt discount and debt issuance costs	8.5	14.6	23.9
Loss on extinguishment of debt	—	23.8	1.6
Impairment of goodwill, tangible and other intangible assets	1.0	147.5	—
Impact of acquisition	—	—	8.0
Stock-based compensation	4.8	1.0	—
Net change in deferred income taxes	—	12.6	(1.0)
Net change in long-term accounts	(2.3)	4.4	(13.7)
Debt issuance costs and fees write-off	—	26.1	—
Net transfers to parent and affiliates	—	(13.2)	(36.2)
Net change in working capital accounts	(30.4)	59.5	(5.3)
Cash flows provided by operating activities	119.6	157.3	114.1
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(144.2)	(301.7)	(153.8)
Payments to acquire businesses related to the Acquired Properties Transaction and Harrah's Transaction	—	(1,808.2)	—
Increase in restricted cash	(1.7)	(1,969.7)	(44.1)
Decrease in restricted cash	6.8	2,102.4	110.1
Additional investment in Caesars Enterprise Services, LLC	(3.9)	—	—
Proceeds received from sale of assets	—	—	0.1
Cash flows used in investing activities	(143.0)	(1,977.2)	(87.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	80.0	2,494.1	15.4
Debt issuance costs and fees	—	(30.6)	(1.6)
Repayments under lending agreements	(61.5)	(1,205.6)	(22.8)
(Distribution)/contribution from parent	(0.1)	497.0	—
Cash flows provided by/(used in) financing activities	18.4	1,754.9	(9.0)
Net (decrease)/increase in cash and cash equivalents	(5.0)	(65.0)	17.4
Cash and cash equivalents, beginning of period	103.1	168.1	150.7
Cash and cash equivalents, end of period	$98.1	$103.1	$168.1
See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
Caesars Growth Properties Holdings, LLC ("CGPH," the "Borrower," the "Company," "we," "us" and "our") is an indirect, wholly-owned subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), which is a joint venture between Caesars Acquisition Company ("CAC"), a Delaware corporation, and Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment").
CAC was formed on February 25, 2013 to make an equity investment in CGP LLC. On October 21, 2013, in connection with the execution of a series of transactions (the "Transactions"), CGP LLC purchased from Caesars Entertainment Operating Company, Inc. ("CEOC"): (a) the equity interests of PHWLV, LLC ("PHWLV"), which holds Planet Hollywood Resort and Casino ("Planet Hollywood") and (b) a 50% interest in the management fee revenues of PHW Manager, LLC ("PHW Manager"), a wholly-owned subsidiary of CEOC, which manages the operations of Planet Hollywood. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, which holds Planet Hollywood and the 50% interest in the management fee revenues of PHW Manager to CGPH.
In addition, on May 5, 2014, CGPH acquired through one or more subsidiaries (i) Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell"), 3535 LV Corporation ("The LINQ Hotel & Casino"), and indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 15 — Related Party Transactions) and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction").
On May 20, 2014, CGPH acquired through one or more subsidiaries (i) JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 15 — Related Party Transactions) and the owner of this property, and (iii) certain intellectual property that is specific to each of these properties (the "Second Closing" or "Harrah's Transaction").
CGPH paid $2.0 billion, less outstanding debt assumed, for the First Closing and Second Closing.
The acquisitions of The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans, and the contribution of Planet Hollywood to subsidiaries of CGPH are herein referred to as the "Acquired Properties." We view each casino property as an operating segment and aggregate such casino properties into one reportable segment.
In connection with the Acquired Properties Transaction and the Harrah's Transaction (collectively referred to as the "Asset Purchase Transactions"), CGPH and Caesars Growth Properties Finance, Inc., issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022. On May 8, 2014, CGPH closed on $1.175 billion of term loans and a $150.0 million revolving facility pursuant to a credit agreement. In connection with the Second Closing in May 2014, the senior secured term loan of PHWLV was paid in full.
In November 2012, Corner Investment Propco, LLC ("PropCo"), a wholly-owned subsidiary of The Cromwell, entered into a $185.0 million, seven-year senior secured credit facility bearing interest at the London Inter-Bank Offered Rate ("LIBOR") plus 9.75% with a LIBOR floor of 1.25% to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel.
Basis of Presentation
The accompanying Combined and Consolidated Financial Statements have been derived from the historical accounting records and consolidated financial statements of Caesars Entertainment as they relate to The Cromwell, The LINQ Hotel & Casino, and Bally's Las Vegas through May 4, 2014, and Harrah's New Orleans through May 19, 2014, and from the historical accounting records and consolidated financial statements of CGP LLC as they relate to Planet Hollywood through May 4, 2014. These acquisitions for the transactions described above were accounted for as transactions among entities under common control. The historical financial statements consist of the financial positions, results of operations and comprehensive income/(loss) and cash flows of the properties acquired through one or more subsidiaries by CGPH in the transactions described above as if those businesses were combined into one reporting entity for all periods presented through the acquisition dates and consolidated thereafter.
The Combined and Consolidated Financial Statements include all revenues, costs, assets and liabilities directly attributable to us. The accompanying Combined and Consolidated Financial Statements also include allocations of certain general corporate expenses of Caesars Entertainment and Caesars Enterprise Services, LLC ("CES"). These allocations of general corporate expenses may not reflect the expense we would have incurred if we were a stand-alone company nor are they necessarily indicative of our future costs. Although CGPH has notified CES, CEOC and Caesars Entertainment Resort Properties, LLC ("CERP") that it objects to the new expense allocation but will pay the revised expense allocations under protest and reserves all rights, we believe the assumptions and methodologies used are reasonable. Given the nature of these costs, it is not practicable for us to estimate what these costs would have been on a stand-alone basis.
Transactions between Caesars Entertainment and the Company have been identified in the financial statements and related footnotes as transactions between related parties (see Note 15 — Related Party Transactions).
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
Principles of Consolidation
CGPH's Combined and Consolidated Financial Statements include the accounts of CGPH and its subsidiaries after elimination of all intercompany accounts and transactions. These Combined and Consolidated Financial Statements include the accounts of all wholly-owned subsidiaries and any partially-owned subsidiaries that CGPH has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method.
We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2015, we did not consolidate any variable interest entities.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with maturities of less than three months from the date of purchase and are stated at the lower of cost or market value.
Restricted Cash
Restricted cash as of December 31, 2015 and 2014 included amounts related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement. In addition, restricted cash as of December 31, 2014 included amounts restricted under the terms of the PropCo debt agreement which required that CGPH maintain certain reserves for items including but not limited to payment of property taxes, insurance, interest and ongoing furniture, fixtures and equipment purchases or property development or improvements. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve.
Receivables and Allowance for Doubtful Accounts
CGPH issues credit to approved casino customers following background checks and investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of these receivables.
Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. CGPH reserves an estimated amount for gaming receivables that may not be collected to reduce receivables to their net carrying amount, which approximates fair value. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. Receivables are reported net of an allowance for doubtful accounts of $8.8 million as of December 31, 2015 and $8.3 million as of December 31, 2014.
Marker play represents a significant portion of CGPH's overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States' assets of foreign customers may be reached to satisfy judgments entered in the United States. CGPH considers the likelihood and difficulty of enforceability, among other factors, when CGPH issues credit to customers who are not residents of the United States.

Investment in CES
Investment in CES consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary. We do not exercise significant influence over the variable interest entity and therefore account for our investment using the cost method. We review this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we consider available quantitative and qualitative evidence in evaluating potential impairment of this investment. If the carrying value of our investment exceeds its estimated fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the estimated fair value is less than our carrying value, and our intent and ability to hold, or plans to sell, the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment will be established. We did not recognize an impairment charge in fiscal years 2015 and 2014 on this investment. See Note 15 — Related Party Transactions.
Land, Property and Equipment, net
Additions to land, property and equipment are stated at cost. CGPH capitalizes the costs of improvements that extend the life of the asset and expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, property and equipment are included in the determination of income.
Depreciation is provided using the straight-line method over the shorter of the estimated useful life of the asset or the related lease, as follows:

Land improvements	12 years
Building and improvements	5 - 40 years
Furniture, fixtures and equipment	2.5 - 20 years
CGPH reviews the carrying value of land, property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the asset, an impairment loss is recognized equal to an amount by which the carrying value exceeds the estimated fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, potential decreases in the marketplace, a change in physical condition, and legal and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the asset group level, which is the individual property. CGPH recognized an immaterial amount of impairment of property and equipment for the periods presented in the accompanying Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
Goodwill
CGPH performs an annual goodwill impairment assessment on October 1 or performs this assessment more frequently if impairment indicators exist. CGPH determines the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples, valuation multiples and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. CGPH also evaluates the aggregate fair value of all of the reporting units in comparison to the aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in the industry.
The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent gaming volumes deteriorate significantly, discount rates increase significantly, or CGPH does not meet its projected performance, CGPH could have impairments to record in the next twelve months and such impairments could be material.
Assets and liabilities contributed to or acquired by CGPH in the Acquired Properties Transaction and Harrah's Transaction are considered transactions between entities under common control. Thus, there is no recognition of goodwill or previously unrecognized other intangible assets resulting from these transactions.
Prepaid Management Fees to Related Parties
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Combined and Consolidated Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, and the

50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC and Cromwell Manager, LLC for $138.0 million, which is also recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts.
As of December 31, 2015 and December 31, 2014, the remaining prepaid balance related to management fees to related parties was $188.3 million and $199.5 million, respectively.
Debt Discounts or Premiums and Debt Issuance Costs
Debt discounts or premiums and debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums and debt issuance costs are written off and included in gain or loss calculations to the extent CGPH modifies or extinguishes debt prior to its original maturity date. Unamortized debt discounts or premiums and debt issuance costs are netted against Long-term debt in our Consolidated Balance Sheets.
Derivative Instruments
Derivative instruments are recognized in the Combined and Consolidated Financial Statements at fair value. Any changes in fair value are recorded in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). The estimated fair value of CGPH's derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts CGPH would receive or pay to terminate the contract. See Note 7 — Financial Instruments for additional discussion of derivative instruments.
Insurance Accruals
The Acquired Properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment and are charged premiums by Caesars Entertainment based on claims activity. We are self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. The use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these judgmental accruals and is believed to be reasonable. CGPH regularly monitors the potential for changes in estimates, evaluates its insurance accruals, and adjusts its recorded provisions.
Revenue Recognition
Casino Revenues. Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers' possession. However, jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. CGPH accrues the incremental amount of progressive jackpots as the progressive machine is played and the progressive jackpot amount increases, with a corresponding reduction of casino revenue.
Food, Beverage, Rooms, and Other. Food, beverage, accommodations, and other revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer. Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses. The retail value of accommodations, food and beverage, and other services furnished to casino guests without charge is included in gross revenue and then deducted as promotional allowances. For further information, refer to Note 8 — Casino Promotional Allowances.
Advertising
CGPH expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $4.2 million, $3.6 million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Advertising expense is included in Property, general, administrative and other within the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).

Management Fees to Related Parties
CGPH records management fees to related parties for properties which receive management services from Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC, Cromwell Manager, LLC and PHW Manager (collectively, the "Property Managers" and individually, a "Property Manager").
For the period of January 1, 2013 through October 21, 2013, Planet Hollywood incurred charges for management fees by the property manager, PHW Manager, for services and recorded management fees to related parties. On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager. For the period of October 22, 2013 through December 31, 2013, management fees charged to, and payable by, Planet Hollywood have been offset by the 50% interest received from PHW Manager. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, and the 50% interest in the management fee revenues of PHW Manager to CGPH. Management fees were not allocated to Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas or The Cromwell for the year ended December 31, 2013.
Upon acquiring Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell in May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Manager for each of the acquired properties. Following the acquisition, the acquired properties are allocated these management fees which are offset by the 50% interest received from the respective Property Manager.
Stock-based Compensation
Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of our casino properties.
Income Taxes
CGPH records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. CGPH reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more likely than not realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, CGPH's experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Prior to May 2014, CGPH's operations were included in the consolidated U.S. federal income tax return and state income tax returns of Caesars Entertainment. The provision for income taxes included in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) was computed as if CGPH filed its U.S. federal, state and income tax returns on a stand-alone basis. Planet Hollywood is a disregarded entity for federal and state income tax purposes as part of the Caesars Entertainment consolidated group. However, for the purpose of the Combined and Consolidated Financial Statements for the period from January 1 through October 21, 2013, Planet Hollywood recorded income taxes to properly represent the cost of its operations. Upon closing of the Acquired Properties Transaction and Harrah's Transaction, CGPH is treated as a pass-through entity for federal and state income tax purposes.
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We have early adopted ASU No. 2015-03 during the quarter ended June 30, 2015 and have retrospectively applied the amendments. We reclassified $9.3 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in our Consolidated Balance Sheet as of December 31, 2014. See Note 6 — Debt. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, which clarifies the Securities and Exchange Commission (the "SEC") staff's position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Deferred financing costs related to line-of-credit arrangements remain in Deferred charges and other in our Consolidated Balance Sheets.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, requiring deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent in a classified statement of financial position. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The amendments in this guidance are effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax liabilities and assets, or retrospectively to all periods presented. We have early adopted ASU No. 2015-17 during the quarter ended December 31, 2015 and retrospectively applied the amendments.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments that do not result in consolidation and are not accounted for under the equity method, presentation of changes in the fair value of financial liabilities measured under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities can early adopt certain provision of ASU 2016-01. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key quantitative and qualitative information about leasing arrangements. Generally, leases with terms of 12 months or less will not be required to be recognized on the balance sheet. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. For public business entities, the ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
Note 3 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

	December 31,
(In millions)	2015	2014
Land and land improvements	$1,072.5	$1,070.3
Building and improvements	1,167.0	1,050.7
Furniture, fixtures and equipment	492.1	342.8
Construction in progress	4.9	129.1
	2,736.5	2,592.9
Less: accumulated depreciation	(482.9)	(372.6)
Land, property and equipment, net	$2,253.6	$2,220.3
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). For the years ended December 31, 2015, 2014 and 2013, the aggregate depreciation expense was $101.6 million, $85.2 million and $60.9 million, respectively.
Amortization expense related to other items included within Depreciation and amortization in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) totaled $2.4 million, $2.2 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company capitalized interest of $6.5 million, $9.2 million and $7.6 million during the years ended December 31, 2015, 2014 and 2013, respectively, primarily associated with The LINQ Hotel & Casino in 2015 and The Cromwell in 2014 and 2013.
During the years ended December 31, 2015, 2014 and 2013, capital expenditures net of related payables were $144.2 million, $301.7 million and $153.8 million, respectively, primarily related to construction at The LINQ Hotel & Casino and The Cromwell. Capital expenditures net of related payables for The LINQ Hotel & Casino were $112.0 million, $111.8 million and $36.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capital expenditures net of related payables for The Cromwell were $139.0 million and $58.6 million for the years ended December 31, 2014 and 2013, respectively. The Cromwell's gaming floor opened in April 2014 and its 188 hotel rooms became available to guests starting in May 2014. The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015.
An immaterial amount of impairment of property and equipment was recognized by the Company for the periods presented in the accompanying Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
Note 4 — Goodwill and Other Intangible Assets
Goodwill was as follows as of December 31, 2015 and 2014:

(In millions)
Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at December 31, 2015 and 2014	$214.1
During 2014, a decline in performance and downward adjustments to expectations of future performance at Bally's Las Vegas resulted in an impairment charge of $147.5 million. No impairment charges for goodwill were recorded for the years ended December 31, 2015 and 2013.

Changes in Carrying Value of Intangible Assets Other Than Goodwill

(In millions)
Balance at January 1, 2014	$124.3
Amortization expense	(15.0)
Balance at December 31, 2014	109.3
Amortization expense	(15.0)
Balance at December 31, 2015	$94.3
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset other than goodwill:

	December 31, 2015				December 31, 2014
(Dollars in millions)	Weighted Average Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	5.8	$211.6	$(141.3)	$70.3	$211.6	$(129.1)	$82.5
Gaming rights	8.5	45.8	(21.8)	24.0	45.8	(19.0)	26.8
		$257.4	$(163.1)	$94.3	$257.4	$(148.1)	$109.3
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). For the years ended December 31, 2015, 2014 and 2013, there was $15.0 million, $15.0 million and $21.2 million, respectively, of amortization expense. Estimated amortization expense is $15.0 million for each of the five years from 2016 through 2020. Total estimated amortization expense for 2021 and thereafter is $19.3 million.
No impairment charges for amortizing intangible assets were recorded for the years ended December 31, 2015, 2014 and 2013.
Note 5 — Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
(In millions)	2015	2014
Deposits and customer funds liability, including advance hotel deposits	$32.9	$20.6
Payroll and other compensation	25.8	24.5
Accrued non-income taxes	12.0	16.6
Chip and token liability	6.1	8.1
Insurance claims and reserves	3.8	3.9
Progressive liability	2.7	2.7
Other accruals	18.9	20.5
	$102.2	$96.9

Note 6 — Debt
The following table presents CGPH outstanding third-party debt as of December 31, 2015 and 2014.

	Final Maturity	Interest Rates at December 31, 2015	Face Value at December 31, 2015	Book Value at December 31,
(In millions)				2015	2014
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)	2019	variable	$45.0	$45.0	$—
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,157.4	1,125.7	1,132.5
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	660.3	658.7
Cromwell Credit Facility	2019	11.00%	174.6	169.2	178.0
Capital lease obligations	2016 to 2017	various	1.2	1.2	3.9
Unsecured debt
Special Improvement District Bonds	2037	5.30%	14.1	14.1	14.5
Other financing obligations	2016	various	2.8	2.8	4.5
Total debt			2,070.1	2,018.3	1,992.1
Current portion of total debt			(61.1)	(61.1)	(19.0)
Long-term debt			$2,009.0	$1,957.2	$1,973.1
_________________________

(1)	Variable interest rate calculated as LIBOR plus 5.25%.
As of December 31, 2015, the face value of CGPH's annual maturities of outstanding third-party debt were as follows:

(In millions) Year	Annual Maturity of Outstanding Third-Party Debt
2016	$61.1
2017	12.2
2018	12.2
2019	186.8
2020	12.2
Thereafter	1,785.6
Total outstanding third-party debt	$2,070.1
We have early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the quarter ended June 30, 2015 and reclassified $9.3 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in our Consolidated Balance Sheet as of December 31, 2014. See Note 2 — Recently Issued Accounting Pronouncements.
Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties was funded by CGPH with cash contributed by CGP LLC and the proceeds of $700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in connection with the Second Closing as discussed in Escrow Release below.
Caesars Growth Properties Holdings Senior Secured Credit Facility
On May 8, 2014, CGPH closed on the $1.175 billion term loan (the "CGPH Term Loan") pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). CGPH used $476.9 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement (as defined below) and recognized $23.8 million loss on the early extinguishment of debt. The proceeds were also used to fund the Acquired Properties Transaction and Harrah's Transaction.

The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of December 31, 2015, $45.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement, and each note has a contractual maturity of less than one year. The Revolving Credit Facility has a contractual maturity of greater than one year and we have the ability to repay the outstanding principal balances beyond the next 12 months. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Balance Sheets. On January 21, 2016, CGPH drew an additional $15.0 million of borrowings on its $150.0 million Revolving Credit Facility.
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
Borrowings under the CGPH Term Loan bear interest at a rate equal to, at the Borrower's option, either (a) the LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the Administrative Agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH's senior secured leverage ratio. In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer's customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of December 31, 2015 and 2014, the book value of the CGPH Term Loan was presented net of the unamortized discount of $27.0 million and $31.2 million, respectively, and net of unamortized debt issuance costs of $4.7 million and $5.4 million, respectively. The effective interest rate was 6.86% as of both December 31, 2015 and 2014.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization, adjusted as defined. As of December 31, 2015, CGPH's SSLR was 3.11 to 1.00.
As of December 31, 2015 and 2014, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
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
As of December 31, 2015 and 2014, the book value of the 2022 Notes (as defined below) was presented net of the unamortized discount of $12.9 million and $14.3 million, respectively, and net of unamortized debt issuance costs of $1.8 million and $2.0 million, respectively. The effective interest rate was 9.84% as of both December 31, 2015 and 2014.

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
As of December 31, 2015 and 2014, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
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
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, intercreditor and collateral agreements were entered into which establish the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations and secures the payment and performance when due of all of the obligations under the 2022 Notes and the $1.325 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of the CGPH Term Loan and the Revolving Credit Facility, the related guarantees and the security documents. Subject to the terms of the security documents, CGPH and the subsidiary guarantors have the right to remain in possession and retain exclusive control of the collateral securing the 2022 Notes and the Senior Secured Credit Facilities (other than certain assets and obligations), to freely operate the collateral and to collect, invest and dispose of any income therefrom.
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
Cromwell Credit Facility
In November 2012, PropCo, a wholly-owned subsidiary of The Cromwell, entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of the former Bill's Gamblin' Hall and Saloon into a boutique lifestyle hotel, rebranded as The Cromwell. The renovation included a complete remodeling of the guest rooms, casino floor, and common areas, the addition of a second floor restaurant, and the construction of an approximately 65,000 square foot rooftop pool and dayclub/nightclub. The Cromwell owns the property and the dayclub/nightclub is leased to a third party. The proceeds of the Cromwell Credit Facility were funded during the fourth quarter of 2012 and are included as Restricted cash on the Consolidated Balance Sheets until drawn to pay for costs incurred in the renovation. The Cromwell's gaming floor opened on April 21, 2014 and its 188 hotel rooms became available to guests starting on May 21, 2014.
As of December 31, 2015 and 2014, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.8 million and $4.6 million, respectively, and net of unamortized debt issuance costs of $1.6 million and $1.9 million, respectively. The effective interest rate was 11.92% and 11.90% as of December 31, 2015 and 2014, respectively.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain, for the quarters ended December 31, 2014 and March 31, 2015, at least $7.5 million in consolidated EBITDA from PropCo, including the third-party leased dayclub/nightclub operations (the "Consolidated PropCo EBITDA"). Beginning in the second quarter of 2015 and continuing through the first quarter of 2016, the Cromwell Credit Facility requires PropCo to maintain a SSLR of no more than 5.25 to 1.00, which is the ratio of PropCo's first lien senior secured net debt to Consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of December 31, 2015, PropCo's SSLR was 4.73 to 1.00.
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
As of December 31, 2015 and 2014, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
Capital Leases
We have entered into multiple capital leases for gaming and wireless internet equipment. The assets related to these capital leases were included in Land, property and equipment, net in the accompanying Consolidated Balance Sheets, and within Furniture, fixtures, and equipment in Note 3 — Land, Property and Equipment, net.
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
Financing Obligations
During 2013, we entered into multiple finance agreements for a total of $7.2 million for gaming equipment. The assets related to these agreements are included in Land, property and equipment, net of accumulated depreciation in the accompanying Consolidated Balance Sheets, and within Furniture, fixtures, and equipment in Note 3 — Land, Property and Equipment, net.
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
Note 7 — Financial Instruments
Restricted Cash
As of December 31, 2015 and 2014, the Company had $2.6 million and $7.7 million, respectively, of restricted cash comprised of current and non-current portions based upon the intended use of each particular reserve balance.
The Cromwell Credit Facility, further described in Note 6 — Debt, is secured by the property, and funds borrowed that have not been spent on the development, as well as funds borrowed for interest service, are deemed restricted and are included in restricted cash. Amounts deposited into the specified reserve funds under this agreement aggregated zero and $5.1 million as of December 31, 2015 and 2014, respectively.
Pursuant to an escrow agreement and subsequent release, as further described in Note 6 — Debt, and in connection with the Second Closing, certain amounts deposited into a segregated escrow account were classified as restricted cash. The result of this classification are significant increases and decreases in restricted cash during the year ended December 31, 2014, as presented in the Combined and Consolidated Statements of Cash Flows.
Harrah's New Orleans had restricted cash of $2.6 million as of both December 31, 2015 and 2014 to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
Investment in CES
Investment in CES, further described in Note 15 — Related Party Transactions, consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary. We do not exercise significant influence over the variable interest entity and therefore account for our investment using the cost method. Initial contributions by the Members (as defined in Note 15 — Related Party Transactions) included a $22.5 million cash payment by CGP LLC on behalf of CGPH in October 2014. Pursuant to a capital call during the three months ended December 31, 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. CGP LLC's cash payments on behalf of CGPH resulted in an increase to CGP LLC's investment in CGPH. Pursuant to capital calls during the year ended December 31, 2015, CGPH contributed an additional $3.9 million to CES.
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
The effect of derivative instruments in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2014 and 2013 was immaterial.
CGPH had no derivatives designated as hedging instruments at December 31, 2015 and 2014.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.

The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Food and beverage	$91.7	$92.0	$79.9
Rooms	81.9	74.3	71.1
Other	9.0	11.6	9.3
	$182.6	$177.9	$160.3
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Food and beverage	$52.8	$59.0	$49.3
Rooms	25.6	26.3	25.4
Other	5.3	7.2	4.7
	$83.7	$92.5	$79.4
Note 9 — Write-downs, Reserves and Project Opening Costs, Net of Recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Divestitures and abandonments (1)	$5.6	$6.0	$4.5
Remediation costs	2.0	9.3	10.1
Project opening costs	1.0	7.3	0.6
Efficiency projects	—	—	1.6
Other	1.4	—	0.1
	$10.0	$22.6	$16.9
_________________________
(1) Divestitures and abandonments were primarily comprised of demolition costs related to projects in development.
Note 10 — Leases
CGPH leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of December 31, 2015, CGPH had no material capital leases and the remaining lives of its operating leases ranged from one to 84 years with various automatic extensions.
Rental expense associated with operating leases is charged to expense in the year incurred. Rental expense for operating leases and other month-to-month cancellable leases are included in Operating expenses in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) and amounted to $48.7 million, $50.3 million, and $31.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, CGPH's future minimum rental commitments under its non-cancellable operating leases are as follows:

(In millions) Year	Non-cancellable Operating Leases
2016	$34.2
2017	34.3
2018	34.3
2019	34.3
2020	34.3
Thereafter	510.9
Total future minimum rental commitments	$682.3
See Note 15 — Related Party Transactions for discussion of related party lease agreements that are included in the table above.
Note 11 — Income Taxes
Prior to May 2014, CGPH's operations were included in the consolidated U.S. federal income tax return and state income tax returns of Caesars Entertainment. The provision for income taxes included in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) was computed as if CGPH filed its U.S. federal, state and income tax returns on a stand-alone basis. Planet Hollywood is a disregarded entity for federal and state income tax purposes as part of the Caesars Entertainment consolidated group. However, for the purpose of the Combined and Consolidated Financial Statements for the period from January 1 through October 21, 2013, Planet Hollywood recorded income taxes to properly represent the cost of its operations. Upon closing of the Acquired Properties Transaction and Harrah's Transaction, CGPH is treated as a pass-through entity for federal and state income tax purposes.
The components of (Loss)/income before provision for income taxes and the related provision for income taxes for the United States and other income taxes for CGPH were as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Income/(loss) before provision for income taxes
United States	$19.0	$(208.8)	$81.5
Outside of the United States	—	—	—
Total income/(loss) before provision for income taxes	$19.0	$(208.8)	$81.5

	Year Ended December 31,
(In millions)	2015	2014	2013
Provision for income taxes
Federal
Current	$—	$18.3	$38.7
Deferred	—	(7.1)	(12.5)
States
Current	—	1.4	2.8
Deferred	—	—	—
Total provision for income taxes	$—	$12.6	$29.0

The differences between the United States statutory federal income tax rate and the effective tax rate expressed as a percentage of income before taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
Nontaxable LLC income/losses	(35.0)	(40.6)	(1.5)
State taxes, net of federal tax benefit	—	(0.4)	2.3
Nondeductible expenses	—	—	0.1
Federal tax credits	—	0.1	(0.9)
Other	—	(0.1)	0.6
Effective tax rate	—%	(6.0)%	35.6%
CGPH classifies reserves for tax uncertainties within Deferred credits and other in the Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. CGPH had no reserves for tax uncertainties as of December 31, 2015 or 2014. The tax years that remain open for examination for the Company's major jurisdictions are 2011 through 2014 for United States tax purposes and 2006 through 2014 for Louisiana state tax purposes.
Note 12— Fair Value Measurements
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
Items Disclosed at Fair Value
Debt
As of December 31, 2015, our outstanding debt with third parties had an estimated fair value of $1,800.3 million and a book value of $2,018.3 million. As of December 31, 2014, our outstanding debt with third parties had an estimated fair value of $1,840.1 million and a book value of $1,992.1 million.
As our debt is not actively traded in open-market transactions, the fair value of debt has been estimated based upon quoted prices of similar, but not identical, debt in active markets and are therefore classified as Level 2 inputs.
Items Measured at Fair Value on a Non-Recurring Basis

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	Net Book Value as of December 31, 2014	Level 1	Level 2	Level 3	Total Impairments for the Year Ended December 31, 2014
Goodwill	$214.1	$—	$—	$214.1	$147.5
As of December 31, 2014, the total of our goodwill measured at fair value was $214.1 million, and we recorded impairment charges related to goodwill at Bally's Las Vegas of $147.5 million for the year then ended due to a decline in performance and downward adjustments to expectations of future performance at the property. Our assessment of goodwill included an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 1 — Description of Business and Summary of Significant Accounting Policies for more information on the application of the use of fair value to measure goodwill.
During the year ended December 31, 2015, there was an immaterial impairment charge for assets measured at fair value on a non-recurring basis in periods subsequent to initial recognition and no impairment charge for liabilities measured at fair value on a non-recurring basis in periods subsequent to initial recognition. During the year ended December 31, 2013, there were no impairment charges for assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to initial recognition.
Note 13 — Litigation, Contractual Commitments and Contingent Liabilities
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger between CAC and CEC announced on December 22, 2014 (the "Proposed Merger"), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously. The deadline to respond to the Nevada Lawsuit has been indefinitely extended by agreement of the parties.
On April 20, 2015, CAC received a demand for production of CAC's books and records pursuant to Section 220 of the Delaware General Corporation Law on behalf of a purported stockholder. The alleged purpose of the demand is to investigate potential misconduct and breaches of fiduciary duties by CAC's directors and explore certain remedial measures in connection with the Proposed Merger. After exchanging correspondence with purported shareholder's counsel, CAC began and is currently engaged in producing documents as required by Section 220.
We cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should these matters ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete. No trial date has been set.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") have been assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification, and under the schedule imposed by the court for this motion, briefing has been completed. These lawsuits are currently scheduled for trial in May 2016. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB Bank has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the (a) Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain holders of claims in respect of claims under CEOC's first lien notes (the "First Lien Bond RSA") and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC's first lien credit agreement (the "First Lien Bank RSA" and, together with the First Lien Bond RSA, the "RSAs") , has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the First Lien Bond RSAs.
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 13 Notice") from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC's 10.0% Second-Priority Notes. The February 13 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.0% Second-Priority Notes; that all amounts due and owing on the 10.0% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC's obligations on the 10.0% Second-Priority Notes, including CEOC's obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys' fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On February 18, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 18 Notice") from BOKF, N.A. ("BOKF"), in its capacity as successor Trustee for CEOC's 12.75% Second-Priority Senior Secured Notes due 2018 (the "12.75% Second-Priority Notes"). The February 18 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 12.75% Second-Priority Notes; that all amounts due and owing on the 12.75% Second-Priority Notes therefore immediately became payable; and that CEC is responsible for paying CEOC's obligations on the 12.75% Second-Priority Notes, including CEOC's obligation to timely pay all principal, interest and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 18 Notice alleges is still binding. The February 18 Notice therefore demands that CEC immediately pay BOKF cash in an amount of not less than $750 million, plus accrued and unpaid interest, accrued and unpaid attorneys' fees, and other expenses. The February 18 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases have both been assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court's jurisdiction over the debtors' reorganization by threatening the debtors' ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC's request and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC's request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC’s motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14. The stay will remain in effect until 60 days after the filing of the Examiner’s interim report (expected between March 7 and March 14), or May 9, 2016, whichever comes first. Certain defendants in these adversary proceedings have sought rehearing en banc by the court of appeals. None of the rulings on CEOC's request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015 and the parties have begun fact discovery. CAC and CGP LLC are not parties to these lawsuits.
In accordance with the terms of the applicable indentures and as previously disclosed, Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believes the demands for payment are meritless. The claims against CEOC have been stayed due to the Chapter 11 process and, except as described above, the actions against CEC have been allowed to continue.
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
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries ("CEC Group") from the plan. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding,

CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF's vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. It is completely current with respect to pension contributions. The CEC Group opposed the NRF actions in the appropriate legal forums including seeking a declaratory judgment in federal district court challenging NRF's authority to expel the CEC Group and also seeking relief in the CEOC bankruptcy proceeding. The parties entered into a Standstill Agreement in March 2015 staying the CEC Group's obligation to commence quarterly payments and instead continue making its monthly contributions, and also setting a briefing schedule in the bankruptcy proceeding for both CEOC's motion that NRF's action violated the automatic stay and the CEC Group's motion to extend the stay to encompass NRF's collection lawsuit against CEC. The Bankruptcy Court denied CEOC's motion that NRF's action violated the automatic stay but CEOC's motion to extend the stay to encompass NRF's collection lawsuit against CEC is still pending. The Standstill Agreement remains in effect. Also, the federal district court has granted NRF's motion to dismiss CEC's declaratory judgment action agreeing with NRF that the governing statute requires that the issue must first be arbitrated. CEC has filed its Notice of Appeal challenging the district court's ruling.
CEC believes that its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously. Because legal proceedings with respect to this matter are at the preliminary stages, CEC cannot currently provide assurance as to the ultimate outcome of the matters at issue.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC's subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Caesars Palace responded to FinCEN's letter in January 2014. Additionally, CEC was informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. CEC and Caesars Palace have been cooperating with FinCEN, the Department of Justice and the Nevada Gaming Control Board (the "GCB") on this matter. On September 8, 2015, FinCEN announced a settlement pursuant to which Caesars Palace agreed to an $8 million civil penalty for its violations of the Bank Secrecy Act, which penalty shall be treated as a general unsecured claim in Caesars Palace's bankruptcy proceedings. In addition, Caesars Palace agreed to conduct periodic external audits and independent testing of its AML compliance program, report to FinCEN on mandated improvements, adopt a rigorous training regime, and engage in a "look-back" for suspicious transactions. The terms of the FinCEN settlement were approved by the bankruptcy court on October 19, 2015.
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
Harrah's New Orleans Operating Agreement
Harrah's New Orleans operates under a casino operating contract with the Rivergate Development Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah's New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah's New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah's New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For the years ended December 31, 2015, 2014 and 2013, Harrah's New Orleans paid $71.4 million, $72.6 million and $72.6 million, respectively, to the Louisiana Gaming Control Board.
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA,

Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. Planet Hollywood recorded expenses of $3.0 million, $3.0 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. These expenses were included in Property, general, administrative and other expenses in the accompanying Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). As of December 31, 2015 and 2014, Planet Hollywood had future minimum commitments and contingencies of $5.4 million and $8.4 million, respectively, related to the amended ESA.
Insurance Accruals
CGPH's properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 15 — Related Party Transactions for additional information.
Entertainment Commitments
In July 2013, Planet Hollywood terminated its lease with a third-party in order to retake possession of the larger performance theater space in Planet Hollywood, recently rebranded as The AXIS at Planet Hollywood Resort & Casino. In connection with that transaction, Planet Hollywood refurbished the theater and entered into a performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform at The AXIS starting in December 2013. The original performance agreement ran through the end of 2015. In September 2015, Planet Hollywood and Ms. Spears entered into a new performance agreement pursuant to which Ms. Spears agreed to continue to perform at The AXIS through December 2017. In November 2015, Planet Hollywood finalized its performance agreement with Jennifer Lopez pursuant to which Ms. Lopez agreed to perform at The AXIS starting in January 2016. The performance agreements with Ms. Spears and Ms. Lopez contain customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. As of December 31, 2015, CGPH's future commitments aggregate to approximately $78.5 million.
Management Fees to Related Party
See Note 15 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah's New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. As a result of these audits, Harrah's New Orleans had accrued $3.6 million and $6.7 million at December 31, 2015 and 2014, respectively.
Note 14 — Supplemental Cash Flow Information
Changes in Working Capital Accounts
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Receivables	$(9.4)	$(4.0)	$(2.5)
Prepayments and other current assets	(6.3)	2.5	(1.1)
Accounts payable	3.4	(3.9)	1.8
Payable to related parties	(28.6)	31.9	(2.3)
Accrued expenses and interest payable	10.5	33.0	(1.2)
Net change in working capital accounts	$(30.4)	$59.5	$(5.3)

Cash Paid for Interest
The following table reconciles Interest expense, net of interest capitalized, per the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss), to cash paid for interest:

	Year Ended December 31,
(In millions)	2015	2014	2013
Interest expense, net of interest capitalized	$163.9	$158.0	$65.0
Adjustments to reconcile to cash paid for interest:
Net change in accruals	0.4	(26.5)	(0.6)
Net amortization of debt discount and deferred financing costs	(8.5)	(14.6)	(23.9)
Change in fair value of derivatives	—	—	(0.1)
Equitized intercompany loan interest	—	(3.6)	(10.0)
Prepaid bond interest	(0.9)	(0.6)	(0.4)
Capitalized interest	6.5	9.2	7.6
Debt issuance costs and fees	—	(26.1)	—
Cash paid for interest	$161.4	$95.8	$37.6
Significant Non-cash Transactions
There were no significant non-cash investing activities during the years ended December 31, 2015 and 2014. Significant non-cash investing activities during the year ended December 31, 2013 were $18.2 million of purchases classified as Land, property and equipment, net which had a corresponding liability in Accounts Payable in the Consolidated Balance Sheet.
On March 31, 2014, the related party promissory notes with Harrah's New Orleans and The Cromwell, including accrued interest, were settled for Harrah's New Orleans with CEOC and for The Cromwell with Caesars Entertainment. The settlement was accounted for as a net equity contribution in the amount of $139.9 million and is further described in Note 15 — Related Party Transactions.
On May 20, 2014, CGPH entered into the Omnibus Agreement (as defined in Note 15 — Related Party Transactions), which granted licenses to CGPH, CEOC, CERP and certain of their affiliates in connection with the formation of CES. Initial contributions by the Members (as defined in Note 15 — Related Party Transactions) included a $22.5 million cash payment by CGP LLC on behalf of CGPH in October 2014. Pursuant to a capital call during the fourth quarter of 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. CGP LLC's cash payments on behalf of CGPH resulted in an increase to CGP LLC's investment in CGPH.
There were no cash payments or refunds related to income taxes during the periods presented herein.
Note 15 — Related Party Transactions
Cash Activity with Affiliates
Prior to being acquired by the Company, Harrah's New Orleans, Bally's Las Vegas, The Cromwell and The LINQ Hotel & Casino transferred cash in excess of operating requirements and regulatory needs to CEOC on a daily basis. Cash transfers from CEOC to these properties were also made based upon needs to fund daily operations, including accounts payable, payroll and capital expenditures. For the years ended December 31, 2014 and 2013, the net of these transfers of $13.2 million and $36.2 million, respectively, was reflected in Net transfers to parent and affiliates in the Cash flows from operating activities section of the Combined and Consolidated Statements of Cash Flows and Transactions with parent and affiliates, net in the Combined and Consolidated Statements of Stockholder's Equity. Subsequent to the May 2014 purchase of these properties by CGPH, the transfers of cash in excess of operating requirements and regulatory needs to CEOC and cash transfers from CEOC to fund daily operations no longer occur.
Formation of Caesars Enterprise Services, LLC
CES, a services joint venture among CEOC, CERP, a subsidiary of Caesars Entertainment, and the Company, (together the "Members" and each a "Member") manages our properties and provides us with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property's corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective

July 2015, the allocation percentages were revised to 65.4%, 21.8% and 12.8%, respectively. The Company has notified CES, CEOC and CERP that it objects to the new expense allocation but will pay the revised expense allocations under protest and reserves all rights. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH in October 2014. Pursuant to a capital call during the three months ended December 31, 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. CGP LLC's cash payments on behalf of CGPH resulted in an increase to CGP LLC's investment in CGPH. Pursuant to capital calls during the year ended December 31, 2015, CGPH contributed an additional $3.9 million to CES. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
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
Allocated General Corporate Expenses
Prior to the May 2014 transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies, Harrah's New Orleans, Bally's Las Vegas, The LINQ Hotel & Casino and The Cromwell functioned as part of the larger group of companies owned by CEC and its subsidiaries. Prior to October 21, 2013, Planet Hollywood functioned as part of the larger group of companies owned by CEC and its subsidiaries. CEOC performed certain corporate overhead functions for these properties. These functions included, but were not limited to, payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury, regulatory compliance, insurance, information systems, office space, and corporate and other centralized services. Costs associated with centralized services have been allocated based on a percentage of revenue, or on another basis.
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

•	allows the parties to modify the terms and conditions of CEOC's performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee to CEOC in exchange for the provision of services, plus a margin of 10%.
In addition, the shared service agreements pursuant to which CEOC provided similar services to Planet Hollywood, Harrah's New Orleans, Bally's Las Vegas, The LINQ Hotel & Casino and The Cromwell that were in place prior to the transactions continued to remain in force. As discussed in Formation of Caesars Enterprise Services LLC above, these services were assumed by CES in 2014.
The Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) reflects an allocation of both expenses incurred in connection with these shared services agreements and directly billed expenses incurred through Caesars Entertainment, CES and CEOC. General corporate expenses have been allocated based on a percentage of revenue, or on another basis (such as headcount), depending upon the nature of the general corporate expense being allocated. We recorded allocated general corporate expenses (including at times a 10% surcharge) and directly billed expenses totaling $126.1 million, $102.7 million and $90.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The net payable balances for allocated and directly billed expenses are recorded in Payables to related parties in the Consolidated Balance Sheets.
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
Management Fees
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC and Cromwell Manager, LLC (collectively, the "Property Managers" and individually, a "Property Manager") are wholly-owned indirect subsidiaries of CEOC, and prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell. Fees paid to the Property Managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For the years ended December 31, 2015 and 2014, the fees were $27.9 million and $14.5 million, respectively. These fees were included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). As of December 31, 2015 and 2014, the payable balance related to these fees and recorded in Payables to related parties in the Consolidated Balance Sheets were $0.8 million and $0.9 million, respectively.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Managers for $138.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During the years ended December 31, 2015 and 2014, the Company recorded amortization in the amount of $9.2 million and $6.1 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). Additionally, during the years ended December 31, 2015 and 2014, the Company received 50% of the management fees paid in the amount of $14.0 million and $7.2 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
Planet Hollywood Management Fees
PHW Manager is a wholly-owned subsidiary of CEOC, and prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the years ended December 31, 2015, 2014 and 2013, the fees were $20.9 million, $18.4 million and $17.8 million, respectively. These fees were included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). As of December 31, 2015 and 2014, the payable balances related to these fees and recorded in Payables to related parties in the Consolidated Balance Sheets were $0.8 million and $0.6 million, respectively.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, and the 50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract. During the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization in the amount of $2.0 million, $2.0 million and $0.4 million, respectively, which are included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). Additionally, for the years ended December 31, 2015, 2014 and 2013, the Company received 50% of the Planet Hollywood management fee paid in the amount of $10.2 million, $9.4 million and $1.8 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
Total Rewards Liability Program
CEOC's customer loyalty program, Total Rewards, offers incentives to customers from their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at our casino entertainment facilities located in the U.S. and Canada. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the estimated cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as "breakage"), as they are earned. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense. The estimated cost of fulfilling the redemption of reward credits is based upon the cost of historical redemptions and is accrued by CEOC, with the incremental charges included in Payables to related parties in the Consolidated Balance Sheets.
In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in the form of credits playable at the gaming machine. We accrue the cost of redeemable points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and is included in casino promotional allowances.
Use of Bally's, Harrah's, and LINQ Trademarks
Bally's Las Vegas and Harrah's New Orleans have historically used the Bally's and Harrah's trademarks, which are owned by CEOC. CEOC has not historically charged a royalty fee for the use of these trademarks, and has not charged fees subsequent to the closing of the transactions described in Note 1 — Description of Business and Summary of Significant Accounting Policies. Accordingly, no such charges were recorded in the Combined and Consolidated Financial Statements. As discussed above, we entered into a management agreement with CEOC in connection with the Acquired Properties Transaction and Harrah's Transaction, which among other services, includes the use of CEOC-owned trademarks. As discussed in Formation of Caesars Enterprise Services LLC above, these services were assumed by CES in 2014. The LINQ Hotel & Casino uses its trademark, which is owned by CLC, in connection with this agreement.
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
Insurance Accruals
Our properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment and are charged premiums by Caesars Entertainment based on claims activity. We are self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. The use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals and was believed to be reasonable. CGPH regularly monitors the potential for changes in estimates, evaluates its insurance accruals, and adjusts its recorded provisions.
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which certain employees of the Company may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. Caesars Entertainment maintains an employer match of up to $600 per year. The Company's reimbursement for Caesars Entertainment's contribution expense was $1.8 million, $1.8 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Multiemployer Benefit Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. The Company's reimbursement for Caesars Entertainment's contributions and charges for these plans were $35.7 million, $30.2 million and $27.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. These expenses were included in Property, general, administrative and other in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
Equity Incentive Awards
Caesars Entertainment maintains equity incentive award plans in which employees of CGPH may participate. Caesars Entertainment allocates an appropriate amount of cost for these awards to each subsidiary where employees participate. For the years ended December 31, 2015, 2014 and 2013, allocations were $4.8 million, $1.0 million and $0.4 million, respectively.
Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly-owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is utilized by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent of approximately $1.3 million per month beginning on January 1, 2014, totaling $15.0 million for both years ended December 31, 2015 and 2014.
Bally's Las Vegas leases land to JGB Vegas Retail Lessee, LLC ("JGB Lessee") under a ground lease that includes annual base rent payments with annual escalations as well as an annual percentage of revenue payable should JGB Lessee revenues exceed a breakpoint as defined in the lease agreement, which is paid on a monthly basis. Rental payments began in February 2015. GB Investor, LLC, a wholly-owned subsidiary of Caesars Entertainment, has an approximate 10% ownership interest in JGB Lessee. Monthly revenues of $0.4 million from the ground lease are currently being recognized straight-line over the term of the lease starting in December 2013 upon transfer of rights to the property through February 2035 and are included in Other revenue in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
Note 16 - Quarterly Results of Operations (Unaudited)

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net revenues	$313.3	$317.4	$327.6	$310.9
Income from operations	49.8	54.4	48.3	30.4
Net income/(loss)	10.2	14.8	6.2	(12.2)
2014
Net revenues	$292.0	$294.1	$291.0	$296.0
Income/(loss) from operations (1)	46.8	32.5	18.1	(124.4)
Net income/(loss) (1)	23.8	(56.2)	(24.2)	(164.8)
_________________________

(1)	During the fourth quarter of 2014, a goodwill impairment charge of $147.5 million was recognized for Bally's Las Vegas.
Note 17 — Combined and Consolidating Condensed Financial Information of Guarantors and Issuer
The 2022 Notes issued by CGPH ("Parent Company") and Caesars Growth Properties Finance, Inc. (included in the "Subsidiary Issuer" column below) are secured by substantially all of the existing and future property and assets of CGPH and certain wholly-owned subsidiary guarantors of CGPH ("Subsidiary Guarantors") as further discussed in Note 6 — Debt. Each subsidiary guarantor jointly and severally, irrevocably and unconditionally guarantees (1) the performance and punctual payment when due of all obligations of CGPH under the indenture and the 2022 Notes, whether for payment of principal, premium, if any, or interest in respect of the 2022 Notes and all other monetary obligations of CGPH under the indenture and the 2022 Notes and (2) the full and punctual performance within applicable grace periods of all other obligations of CGPH whether for fees, expenses, indemnification or otherwise under the indenture and the 2022 Notes (collectively called the "Guaranteed Obligations").
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

4.
the issuers' exercise of their legal defeasance option or covenant defeasance option or if the issuers' obligations under the indenture are discharged in accordance with the terms of the indenture; and

5.	such restricted subsidiary ceasing to be a subsidiary as a result of any foreclosure of any pledge or security interest in favor of the first-priority lien obligations.
The tables below present the combined and consolidating condensed financial information as of and for the years ended December 31, 2015 and December 31, 2014 and the combined condensed financial information for the year ended December 31, 2013.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying financial information based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$21.0	$—	$59.5	$17.6	$—	$98.1
Receivables, net of allowance for doubtful accounts	—	—	47.3	2.5	—	49.8
Restricted cash	—	—	2.6	—	—	2.6
Prepayments and other current assets	0.4	—	24.9	1.3	—	26.6
Total current assets	21.4	—	134.3	21.4	—	177.1
Land, property and equipment, net	—	—	1,995.1	258.5	—	2,253.6
Investment in CES	26.5	—	—	—	—	26.5
Investment in subsidiaries	2,945.1	—	—	—	(2,945.1)	—
Goodwill	—	—	214.1	—	—	214.1
Intangible assets other than goodwill, net	—	—	94.3	—	—	94.3
Prepaid management fees to related parties	—	—	173.2	15.1	—	188.3
Deferred charges and other	2.8	—	42.1	0.3	—	45.2
Total assets	$2,995.8	$—	$2,653.1	$295.3	$(2,945.1)	$2,999.1

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$0.8	$—	$24.6	$0.9	$—	$26.3
Payables to related parties	8.4	—	3.6	0.1	—	12.1
Accrued expenses	0.1	—	96.9	5.2	—	102.2
Accrued interest payable	27.6	10.5	—	3.0	(10.5)	30.6
Current portion of long-term debt	56.8	—	3.8	0.5	—	61.1
Total current liabilities	93.7	10.5	128.9	9.7	(10.5)	232.3
Long-term debt	1,774.3	675.0	13.7	169.2	(675.0)	1,957.2
Deferred credits and other	—	—	4.6	—	—	4.6
Total liabilities	1,868.0	685.5	147.2	178.9	(685.5)	2,194.1
Stockholder's equity
Additional paid-in capital	1,351.4	(685.5)	2,639.5	219.6	(2,173.6)	1,351.4
Accumulated deficit	(223.6)	—	(133.6)	(103.2)	(86.0)	(546.4)
Total stockholder's equity	1,127.8	(685.5)	2,505.9	116.4	(2,259.6)	805.0
Total liabilities and stockholder's equity	$2,995.8	$—	$2,653.1	$295.3	$(2,945.1)	$2,999.1

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
_________________________

(1)
We have early adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the year ended December 31, 2015 and reclassified $9.3 million of unamortized debt issuance costs from Deferred charges and other assets to a direct deduction from the carrying amount of the debt liability in Long-term debt in our Consolidated Balance Sheets as of December 31, 2014. See Note 2 — Recently Issued Accounting Pronouncements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
YEAR ENDED DECEMBER 31, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$680.6	$42.8	$—	$723.4
Food and beverage	—	—	222.0	29.0	—	251.0
Rooms	—	—	311.2	12.0	—	323.2
Other	—	—	140.7	13.5	—	154.2
Less: casino promotional allowances	—	—	(170.9)	(11.7)	—	(182.6)
Net revenues	—	—	1,183.6	85.6	—	1,269.2
Operating expenses
Direct
Casino	—	—	325.4	25.4	—	350.8
Food and beverage	—	—	96.2	19.8	—	116.0
Rooms	—	—	79.1	3.6	—	82.7
Property, general, administrative and other	22.0	—	331.2	17.8	—	371.0
Management fees to related parties	—	—	33.8	2.0	—	35.8
Write-downs, reserves and project opening costs, net of recoveries	1.6	—	8.3	0.1	—	10.0
Depreciation and amortization	—	—	103.9	15.1	—	119.0
Impairment of tangible and other intangible assets	—	—	1.0	—	—	1.0
Total operating expenses	23.6	—	978.9	83.8	—	1,086.3
(Loss)/income from operations	(23.6)	—	204.7	1.8	—	182.9
Interest expense, net of interest capitalized	(147.7)	—	5.3	(21.5)	—	(163.9)
Net (loss)/income before gain on interests in subsidiaries	(171.3)	—	210.0	(19.7)	—	19.0
Gain on interests in subsidiaries	190.3	—	—	—	(190.3)	—
Net income/(loss)	19.0	—	210.0	(19.7)	(190.3)	19.0
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$19.0	$—	$210.0	$(19.7)	$(190.3)	$19.0

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATING CONDENSED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS
YEAR ENDED DECEMBER 31, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$674.0	$29.1	$—	$703.1
Food and beverage	—	—	217.3	19.4	—	236.7
Rooms	—	—	251.5	6.9	—	258.4
Other	—	—	139.5	13.3	—	152.8
Less: casino promotional allowances	—	—	(167.0)	(10.9)	—	(177.9)
Net revenues	—	—	1,115.3	57.8	—	1,173.1
Operating expenses
Direct
Casino	—	—	353.5	20.3	—	373.8
Food and beverage	—	—	100.1	11.3	—	111.4
Rooms	—	—	69.4	2.6	—	72.0
Property, general, administrative and other	11.8	—	324.0	10.2	—	346.0
Management fees to related parties	—	—	23.1	1.3	—	24.4
Write-downs, reserves and project opening costs, net of recoveries	0.1	—	10.8	11.7	—	22.6
Depreciation and amortization	—	—	95.1	7.3	—	102.4
Impairment of goodwill	—	—	147.5	—	—	147.5
Total operating expenses	11.9	—	1,123.5	64.7	—	1,200.1
Loss from operations	(11.9)	—	(8.2)	(6.9)	—	(27.0)
Interest expense, net of interest capitalized	(126.3)	—	(15.1)	(16.6)	—	(158.0)
Loss on extinguishment of debt	—	—	(23.8)	—	—	(23.8)
Loss before (provision for)/benefit from income taxes	(138.2)	—	(47.1)	(23.5)	—	(208.8)
(Provision for)/benefit from income taxes	—	—	(16.4)	3.8	—	(12.6)
Net loss before loss on interests in subsidiaries	(138.2)	—	(63.5)	(19.7)	—	(221.4)
Loss on interests in subsidiaries	(104.3)	—	—	—	104.3	—
Net loss	(242.5)	—	(63.5)	(19.7)	104.3	(221.4)
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive loss	$(242.5)	$—	$(63.5)	$(19.7)	$104.3	$(221.4)

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED CONDENSED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
YEAR ENDED DECEMBER 31, 2013
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$660.5	$3.0	$—	$663.5
Food and beverage	—	—	199.4	1.2	—	200.6
Rooms	—	—	240.6	0.4	—	241.0
Other	—	—	93.7	0.3	—	94.0
Less: casino promotional allowances	—	—	(159.7)	(0.6)	—	(160.3)
Net revenues	—	—	1,034.5	4.3	—	1,038.8
Operating expenses
Direct
Casino	—	—	338.6	2.4	—	341.0
Food and beverage	—	—	88.8	0.9	—	89.7
Rooms	—	—	66.6	0.3	—	66.9
Property, general, administrative and other	—	—	274.0	1.9	—	275.9
Management fees to related parties	—	—	16.4	—	—	16.4
Write-downs, reserves and project opening costs, net of recoveries	—	—	10.8	6.1	—	16.9
Depreciation and amortization	—	—	83.9	0.4	—	84.3
Total operating expenses	—	—	879.1	12.0	—	891.1
Income/(loss) from operations	—	—	155.4	(7.7)	—	147.7
Interest expense, net of interest capitalized	—	—	(46.4)	(18.6)	—	(65.0)
Loss on extinguishment of debt	—	—	(1.6)	—	—	(1.6)
Other income, net	—	—	0.2	0.2	—	0.4
Income/(loss) before (provision for)/benefit from income taxes	—	—	107.6	(26.1)	—	81.5
(Provision for)/benefit from income taxes	—	—	(38.1)	9.1	—	(29.0)
Net income/(loss)	—	—	69.5	(17.0)	—	52.5
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$—	$—	$69.5	$(17.0)	$—	$52.5

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(35.4)	$—	$315.2	$(3.0)	$(157.2)	$119.6
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(141.5)	(2.7)	—	(144.2)
Investment in subsidiaries	(9.6)	—	—	—	9.6	—
Change in restricted cash	—	—	—	5.1	—	5.1
Additional investment in Caesars Enterprise Services, LLC	(3.9)	—	—	—	—	(3.9)
Cash flows (used in)/provided by investing activities	(13.5)	—	(141.5)	2.4	9.6	(143.0)
Cash flows from financing activities
Proceeds from issuance of long-term debt	80.0	—	—	—	—	80.0
Repayments under lending agreements	(46.8)	—	(4.6)	(10.1)	—	(61.5)
(Distribution)/contribution from parent	—	—	(157.3)	9.6	147.6	(0.1)
Cash flows provided by/(used in) financing activities	33.2	—	(161.9)	(0.5)	147.6	18.4
Net (decrease)/increase in cash and cash equivalents	(15.7)	—	11.8	(1.1)	—	(5.0)
Cash and cash equivalents, beginning of period	36.7	—	47.7	18.7	—	103.1
Cash and cash equivalents, end of period	$21.0	$—	$59.5	$17.6	$—	$98.1

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(381.8)	$—	$609.2	$0.1	$(70.2)	$157.3
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(163.5)	(138.2)	—	(301.7)
Payments to acquire businesses related to the Acquired Properties Transaction and Harrah's Transaction	(1,808.2)	—	—	—	—	(1,808.2)
Change in restricted cash	—	—	39.4	93.3	—	132.7
Cash flows used in investing activities	(1,808.2)	—	(124.1)	(44.9)	—	(1,977.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	2,494.1	—	—	—	—	2,494.1
Debt issuance costs and fees	(30.6)	—	—	—	—	(30.6)
Repayments under lending agreements	(700.0)	—	(504.6)	(1.0)	—	(1,205.6)
Transactions with parents and affiliates	463.2	—	(83.5)	47.1	70.2	497.0
Cash flows provided by/(used in) financing activities	2,226.7	—	(588.1)	46.1	70.2	1,754.9
Net increase/(decrease) in cash and cash equivalents	36.7	—	(103.0)	1.3	—	(65.0)
Cash and cash equivalents, beginning of period	—	—	150.7	17.4	—	168.1
Cash and cash equivalents, end of period	$36.7	$—	$47.7	$18.7	$—	$103.1

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED CONDENSED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$—	$—	$137.2	$(23.1)	$—	$114.1
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(97.8)	(56.0)	—	(153.8)
Proceeds received from sales of assets	—	—	0.1	—	—	0.1
Change in restricted cash	—	—	(10.4)	76.4	—	66.0
Cash flows (used in)/provided by investing activities	—	—	(108.1)	20.4	—	(87.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	—	15.4	—	15.4
Debt issuance costs and fees	—	—	(1.6)	—	—	(1.6)
Repayments under lending agreements	—	—	(22.8)	—	—	(22.8)
Cash flows (used in)/provided by financing activities	—	—	(24.4)	15.4	—	(9.0)
Net increase in cash and cash equivalents	—	—	4.7	12.7	—	17.4
Cash and cash equivalents, beginning of period	—	—	146.0	4.7	—	150.7
Cash and cash equivalents, end of period	$—	$—	$150.7	$17.4	$—	$168.1
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2015. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2015 at a reasonable assurance level.
(b) Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.
Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2015, utilizing the criteria discussed in the "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2015. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2015.

(c) Changes in Internal Control over Financial Reporting
Except for the remediation of the previously identified material weakness, discussed below, there were no other changes in internal control over financial reporting during the three month period ending December 31, 2015 that materially affect or are reasonably likely to materially affect the Company's internal control over financial reporting.
(d) Remediation of the Material Weakness
As discussed in Caesars Acquisition Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 as a result of a material weakness related to the internal control over the effectiveness of our risk assessment, design and implementation of control activities, monitoring activities, and quality of information, excluding gaming activities (e.g., gaming revenue, cash on hand). Management identified the following measures to strengthen our internal control over financial reporting and to address the material weakness. We began implementing certain of these measures in the second quarter of 2014 and continued to develop remediation plans and implemented additional measures throughout the remainder of the year and throughout 2015, including:

•
Reviewing the accounting and financial assurance organizations to ensure an appropriate organization and skills to sustain the remedial actions. This includes performing training to enhance knowledge and skills of the finance team and hiring of additional skilled resources, as appropriate.

•
Enhancing the Company's internal control over financial reporting monitoring program including an enhanced documented risk assessment process to identify the appropriate in scope balances and related controls, computer systems, and applications.

•
Performing a comprehensive review of the Company's accounting processes including controls to ensure the processes and controls are adequately designed, clearly documented and appropriately communicated to enhance control ownership throughout the finance organization.

•
Evaluating and designing of controls to address the completeness and accuracy of data used to support key estimations, accounting transactions and disclosures, primarily associated with spreadsheets and other key reports.

•	Implementing new systems and tools to automate manual processes, to document and monitor adherence to standardized processes and controls.

•	Reviewing and updating accounting policies to ensure they address the Company's current environment.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We expect to furnish the information regarding Directors, Executive Officers and Corporate Governance in a Form 10-K/A, which we expect to file on or about March 25, 2016.
Item 11. Executive Compensation.
We expect to furnish the information regarding Executive Compensation in a Form 10-K/A, which we expect to file on or about March 25, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We expect to furnish the information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in a Form 10-K/A, which we expect to file on or about March 25, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We expect to furnish the information regarding Certain Relationships and Related Transactions, and Director Independence in a Form 10-K/A, which we expect to file on or about March 25, 2016.
Item 14. Principal Accounting Fees and Services.
Fees and Services
The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2015 and 2014:

(In millions)	2015	2014
Audit Fees (1)	$2.3	$3.0
Audit-Related Fees (2)	—	—
Tax Fees (3)	0.2	0.1
Total	$2.5	$3.1
_________________________

(1)	Audit Fees—Fees and out-of-pocket expenses for audit services billed in 2015 and 2014 consisted of:

•	Audit of the Company's annual financial statements, including the audits of the various subsidiaries conducting gaming operations as required by the regulations of the respective jurisdictions;

•	Sarbanes-Oxley Act, Section 404 attestation services;

•	Reviews of the Company's quarterly financial statements;

•	Comfort letters, statutory and regulatory audits, consents, and other services related to SEC matters; and

•	Fees for the audits of registration statements in 2015.

(2)	Audit-Related Fees—Fees and out-of-pocket expenses for audit-related services billed in 2015 and 2014 consisted of:

•	Quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations;

•	Internal control reviews; and

•	Agreed-upon procedures engagements.

(3)
Tax Fees—Fees for tax services paid in 2015 and 2014 consisted of tax compliance services, which are services rendered to document, compute, and obtain government approval for amounts to be included in tax filings, which services consisted of:

i.     Federal, state, and local income tax return assistance;
ii.     Requests for technical advice from taxing authorities; and
iii.     Assistance with cost segregation services.

•	CGPH incurred no fees for tax planning and advice services in 2015 or 2014.
In considering the nature of the services provided by the independent auditor, CAC Board of Directors determined that such services are compatible with the provision of independent audit services. CAC Board of Directors discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
CAC's Audit Committee approved Deloitte & Touche LLP's 2015 and 2014 audit fees. CAC's Audit Committee also requires that any requests for audit services be submitted to the Audit Committee for specific approval and cannot commence until such approval has been granted. Except for such services which fall under the de minimis provision of the pre-approval policy, any requests for audit-related, tax, or other services also must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairperson of the Audit Committee. The Chairperson must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
In addition, although not required by the rules and regulations of the SEC, the Audit Committee generally requests a range of fees associated with each proposed service. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting the Company to receive immediate assistance from the independent auditor when time is of the essence.
The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit, tax, and other services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met: (1) the service is not an audit, review, or other attest service; (2) the estimated fees for such services to be provided under this provision do not exceed a defined amount of total fees paid to the independent auditor in a given fiscal year; (3) such services were not recognized at the time of the engagement to be non-audit services; and (4) such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its designee. No fees were approved under the de minimis provision in 2015 or 2014.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this report

1.	Financial statements of the Company (including related notes to financial statements) filed as part of this report are listed below:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2015 and 2014.

•	Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2015, 2014, and 2013.

•	Combined and Consolidated Statements of Stockholder's Equity for the years ended December 31, 2015, 2014, and 2013.

•	Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.

2.	Financial statement schedules of the Company as follows:

•	Schedule I and III through V are not applicable and have therefore been omitted.

•	Schedule II — Combined and Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of December 21, 2014, between Caesars Acquisition Company and Caesars Entertainment Corporation (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on December 22, 2014).	—	S-4	—	2.1	3/30/2015

2.2	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on May 21, 2014).	—	S-4	—	2.2	3/30/2015

3.1	Amended and Restated Certificate of Formation of Caesars Growth Properties Holdings, LLC, dated May 5, 2014.	—	10-Q	6/30/2015	3.1	6/30/2015

3.2	Operating Agreement of Caesars Growth Properties Holdings, LLC, dated February 21, 2014.	—	S-4	—	3.2	3/30/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.1	Indenture, dated as of April 17, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and U.S. Bank National Association, as trustee, relating to the 9.375% Second-Priority Senior Secured Notes due 2022 (Incorporated by reference to exhibit 4.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on April 17, 2014).	—	S-4	—	4.1	3/30/2015

4.2	First Supplemental Indenture, dated as of April 25, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	—	S-4	—	4.2	3/30/2015

4.3	Registration Rights Agreement, dated as of April 17, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers (Incorporated by reference to exhibit 4.2 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on April 17, 2014).	—	S-4	—	4.3	3/30/2015

4.4	Joinder Agreement to Registration Rights Agreement, dated as of April 25, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and the other parties thereto.	—	S-4	—	4.4	3/30/2015

4.5	Second Supplemental Indenture, dated as of March 30, 2015, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	—	S-4	—	4.5	3/30/2015

10.1
First Lien Credit Agreement, dated as of May 8, 2014, among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (Incorporated by reference to exhibit 10.2 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on May 9, 2014).

		—	S-4	—	10.1	3/30/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.2	Management Agreement, dated as of May 20, 2014, by and between Harrah's New Orleans Management Company, Jazz Casino Company, L.L.C., and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC (Incorporated by reference to exhibit 10.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on May 21, 2014).	—	S-4	—	10.2	3/30/2015

10.3	Second Lien Intercreditor Agreement, dated as of May 20, 2014, by and among Credit Suisse AG, Cayman Islands Branch, as credit agreement agent and U.S. Bank National Association, second priority agent (Incorporated by reference to exhibit 10.2 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on May 21, 2014).	—	S-4	—	10.3	3/30/2015

10.4
Collateral Agreement (First Lien), dated as of May 20, 2014, by and among Caesars Growth Properties Holdings, LLC, as borrower, Caesars Growth Properties Finance, Inc., PHWLV, LLC, TSP Owner LLC, Caesars Growth Cromwell, LLC, Caesars Growth Quad, LLC, 3535 LV NewCo, LLC, Caesars Growth Bally's LV, LLC, FHR NewCo, LLC, LVH NewCo, LLC, Flamingo-Laughlin NewCo, LLC, Parball NewCo, LLC, Caesars Growth Harrah's New Orleans, LLC, Jazz Casino Company, L.L.C., JCC Holding Company II LLC, Caesars Growth PH Fee, LLC, Caesars Growth PH, LLC and JCC Fulton Development, L.L.C. as subsidiary parties, and Credit Suisse AG, Cayman Islands Branch, as collateral agent (Incorporated by reference to exhibit 10.3 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on May 21, 2014).
		—	S-4	—	10.4	3/30/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.5
Collateral Agreement (Second Lien), dated as of May 20, 2014, by and among Caesars Growth Properties Holdings, LLC and Caesars Growth Properties Finance, Inc., as issuers, PHWLV, LLC, TSP Owner LLC, Caesars Growth Cromwell, LLC, Caesars Growth Quad, LLC, 3535 LV NewCo, LLC, Caesars Growth Bally's LV, LLC, FHR NewCo, LLC, LVH NewCo, LLC, Flamingo-Laughlin NewCo, LLC, Parball NewCo, LLC, Caesars Growth Harrah's New Orleans, LLC, Jazz Casino Company, L.L.C., JCC Holding Company II LLC, Caesars Growth PH Fee, LLC, Caesars Growth PH, LLC and JCC Fulton Development, L.L.C. as subsidiary parties, and U.S. Bank National Association, as collateral agent (Incorporated by reference to exhibit 10.4 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on May 21, 2014).
		—	S-4	—	10.5	3/30/2015

10.6	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah's New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on March 3, 2014).	—	S-4	—	10.6	3/30/2015

10.7	First Amendment to Transaction Agreement, dated May 5, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah's New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on May 6, 2014).	—	S-4	—	10.7	3/30/2015

10.8	Credit Agreement, dated November 2, 2012, by and among Caesars Entertainment Corporation, Corner Investment Propco, LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K*	—	10.6	5/6/2014

10.9	Management Agreement, dated as of February 19, 2010, between PHW Las Vegas LLC and PHW Manager, LLC.	—	S-1/A*	—	10.9	8/12/2013

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.10	Management Agreement, dated May 5, 2014, by and between The Quad Manager, LLC, 3535 LV NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K*	—	10.2	5/6/2014

10.11	Management Agreement, dated May 5, 2014, by and between Cromwell Manager, LLC, Corner Investment Company, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K*	—	10.1	5/6/2014

10.12	Management Agreement, dated May 5, 2014, by and between Bally's Las Vegas Manager, LLC, Parball NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K*	—	10.3	5/6/2014

21	List of Subsidiaries.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	Gaming Regulation Overview.	X

101
The following financial statements from the Company's Form 10-K as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014, and 2013 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Combined and Consolidated Statements of Stockholder's Equity, (iv) Combined and Consolidated Statements of Cash Flows, (v) Notes to Combined and Consolidated Financial Statements.
X

*	Filed by Caesars Acquisition Company.

Schedule II
CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Year	Charged to Income	Charge-offs Less Recoveries	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2015	$8.3	$2.0	$(1.5)	$8.8
Year ended December 31, 2014	$8.4	$1.6	$(1.7)	$8.3
Year ended December 31, 2013	$12.1	$2.2	$(5.9)	$8.4

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
	By:	Caesars Growth Properties Parent, LLC
its managing member
	By:	Caesars Growth Partners, LLC
its managing member
	By:	Caesars Acquisition Company
its managing member
February 26, 2016	By:	/S/ MITCH GARBER
Mitch Garber
President and Chief Executive Officer of Caesars Acquisition Company, its managing member
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCH GARBER	President and Chief Executive Officer, Caesars Acquisition Company	February 26, 2016
Mitch Garber	(Principal Executive Officer)

/s/ CRAIG ABRAHAMS	Chief Financial Officer, Caesars Acquisition Company	February 26, 2016
Craig Abrahams	(Principal Financial Officer)

/s/ TROY J. VANKE	Chief Accounting Officer, Caesars Acquisition Company	February 26, 2016
Troy J. Vanke	(Principal Accounting Officer)

/s/ MARC BEILINSON	Director, Caesars Acquisition Company	February 26, 2016
Marc Beilinson

/s/ PHILIP ERLANGER	Director, Caesars Acquisition Company	February 26, 2016
Philip Erlanger

/s/ DHIREN FONSECA	Director, Caesars Acquisition Company	February 26, 2016
Dhiren Fonseca

/s/ DON KORNSTEIN	Director, Caesars Acquisition Company	February 26, 2016
Don Kornstein

/s/ KARL PETERSON	Director, Caesars Acquisition Company	February 26, 2016
Karl Peterson

/s/ MARC ROWAN	Director, Caesars Acquisition Company	February 26, 2016
Marc Rowan

/s/ DAVID SAMBUR	Director, Caesars Acquisition Company	February 26, 2016
David Sambur