Form 10-K/A
period 2015-12-31
Caesars Growth Properties Holdings, LLC
filed 2016-03-24
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
Amendment No. 1
FORM 10-K/A
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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A ("Amendment") is being filed to amend Caesars Growth Properties Holdings, LLC's ("CGPH") Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("Form 10-K"), filed with the U.S. Securities and Exchange Commission ("SEC") on February 29, 2016 ("Original Filing Date"). The sole purpose of this Amendment is to include the information not previously included in Part III of the Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by CGPH's principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and CGPH's other filings with the SEC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Caesars Acquisition Company ("CAC") indirectly owns 100% of the voting units of CGPH. In addition CAC, is the managing member of Caesars Growth Partners, LLC ("Growth Partners"), which is the managing member of Caesars Growth Properties Parent, LLC ("CGP Parent"), which is CGPH's managing member. Thus, all decisions relating to CGPH's business, affairs, and properties are to be made by CAC and its directors and executive officers. CGPH does not have separate directors and officers. Unless context otherwise requires, solely for purposes of this section, the term "Company" refers to CAC and "we," "us" and "our" refer to CAC and its consolidated subsidiaries on a combined basis.
Directors and Executive Officers
Set forth below are the names, ages and positions of the individuals who serve as the directors and executive officers of CAC as of March 21, 2016:

Name	Age	Position
Mitch Garber	51	President and Chief Executive Officer
Craig Abrahams	38	Chief Financial Officer
Michael Cohen	45	Senior Vice President, Corporate Development, General Counsel and Corporate Secretary
Marc Rowan	53	Director
Dhiren Fonseca	51	Director
Marc Beilinson	57	Director
Philip Erlanger	60	Director
David Sambur	35	Director
Karl Peterson	45	Director
Don Kornstein	64	Director
Mitch Garber is our Chief Executive Officer and President, a position he has held since our inception. Mr. Garber joined Caesars Entertainment Corporation ("CEC") as a consultant in late 2008 and helped create Caesars Interactive Entertainment, Inc. ("CIE") in May 2009, as its first employee. He was selected by the board of directors of CEC to lead CIE's efforts to enter the interactive space. Since 2009, Mr. Garber has served as CIE's Chief Executive Officer, leading all company initiatives. From April 2006 to May 2008, Mr. Garber served as the CEO of PartyGaming plc (now bwin.party), a London Stock Exchange listed and regulated online real money gaming company. Prior to 2006 he served as CEO of Optional Payments Inc., and its predecessor, Terra Payments Inc. For the last decade Mr. Garber has served as CEO for private as well as public companies on NASDAQ, and the London and Toronto stock exchanges. Mr. Garber holds an undergraduate degree from McGill University and a law degree from the University of Ottawa. He also serves as Chairman of Cirque du Soleil. Additionally, he spent close to a decade practicing law, including working with many leading U.S. land-based casinos and gaming equipment manufacturers.
Craig Abrahams is our Chief Financial Officer, a position he has held since our inception. Mr. Abrahams has served as CIE's Chief Financial Officer since January 2011 and as its President since February 2015. He previously served as Senior Vice President of CIE from May 2012 until February 2015. He served as a Vice President of CIE from May 2009 through January 2011. Mr. Abrahams also served as Director of Broadcasting and New Media for CEC from May 2006 through May 2009. Previous experience includes strategic planning and investment banking roles at The Walt Disney Company and Bear, Stearns & Co. Inc., respectively. Mr. Abrahams holds a bachelor's degree in Finance from Indiana University with High Distinction and an M.B.A. from Harvard Business School with Distinction.
Michael Cohen is our Senior Vice President, Corporate Development, General Counsel and Corporate Secretary and has served in his current role since April 2014. Mr. Cohen joined CEC in February 2006 as Vice President and Corporate Secretary, a position he held until November 2011. He served as Senior Vice President, Deputy General Counsel and Corporate Secretary of CEC from November 2011 until April 2014. Mr. Cohen also serves as Senior Vice President, General Counsel and Corporate Secretary of CIE, a position he has held since 2012. Mr. Cohen previously worked at Latham & Watkins LLP in Costa Mesa, California and holds a bachelor of business administration degree from the University of Wisconsin-Madison and J.D. from Northwestern University School of Law.
Marc Rowan became a member of our board of directors (the "Board" or the "Board of Directors") in April 2013. Mr. Rowan is a co-founder and Senior Managing Director of Apollo Global Management, LLC, a leading alternative asset manager focused on contrarian and value-oriented investments across private equity, credit-oriented capital markets and real estate, a position he has held since 1990. He currently serves on the boards of directors of Apollo Global Management, LLC, Athene Holding Ltd., Caesars Entertainment Operating Company, Inc. and Caesars Entertainment Corporation (NASDAQ: CZR). He

has previously served on the boards of directors of AMC Entertainment, Inc., Beats Music, LLC (until its acquisition by Apple Inc.), CableCom Gmbh, Countrywide PLC, Culligan Water Technologies, Inc., Furniture Brands International, Inc., Mobile Satellite Ventures, L.P., National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., New York REIT, Inc., Norwegian Cruise Lines, Inc., Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications, Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. He is a founding member and Chairman of Youth Renewal Fund and a member of the Board of Overseers of The Wharton School. He serves on the boards of directors of Jerusalem Online and the New York City Police Foundation. Mr. Rowan graduated summa cum laude from the University of Pennsylvania's Wharton School of Business with a BS and an MBA in Finance. Mr. Rowan is a member of the Company's Executive Committee and the Human Resources Committee. Due to the foregoing experience and qualifications, including his experience in private equity and extensive experience serving on boards of directors, Mr. Rowan was elected as a member of our Board.
Dhiren Fonseca became a member of our Board in December 2013 and is an independent director. Mr. Fonseca is a Partner at the private equity partnership Certares LP and previously served as Chief Commercial Officer for Expedia, Inc., an online travel company, from 2012 until April 2014. Prior to his role as Chief Commercial Officer, he served as Expedia's Co-President, Partner Services Group, as Senior Vice President, Corporate Development and Strategy, and as Vice President, Corporate Development Strategy. Prior to Expedia, Mr. Fonseca was a longtime employee of Microsoft Corporation, a provider of software, services and solutions, and a member of the management team responsible for creating Expedia.com in 1996, while still part of the Microsoft Corporation. Mr. Fonseca serves on the Board of Directors of Alaska Air Group (NYSE: ALK) and Rentpath, Inc. Due to the foregoing experience and qualifications, including his experience as a president and chief commercial officer and experience serving on several other boards of directors, Mr. Fonseca possesses relevant and uniquely qualified experience and thus was elected as a member of our Board.
Marc Beilinson became a member of our Board in October 2013 and is an independent director. Since August 2011, Mr. Beilinson has been the Managing Partner of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Mr. Beilinson is currently the Chief Restructuring Officer of Newbury Common Associates and certain of its affiliates. Mr. Beilinson has served as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc., a hotel investment company, since May 2011, and previously served as the Chief Restructuring Officer and Chief Executive Officer of Innkeepers USA Trust, a real estate investment trust focused on hotel investment, and Fisker Automotive, an automaker. In 2007, Mr. Beilinson retired from Pachulski, Stang, Ziehl & Jones, a nationally recognized boutique law firm specializing in corporate reorganization, where he had practiced since 1992. Mr. Beilinson currently serves on the Board of Directors and Audit Committees of Athene Holding Ltd. and MFG Assurance Company Limited. Mr. Beilinson has previously served on the Board of Directors and Audit Committees of a number of public and privately held companies including Wyndham International, Inc., Apollo Commercial Real Estate Finance Inc., Innkeepers USA Trust and JER/Jameson Properties LLC. Mr. Beilinson graduated from the University of California, Los Angeles, magna cum laude, where he served as student body president, and from the University of California Davis Law School. Mr. Beilinson is a member of the Company's Audit Committee, Nominating and Corporate Governance Committee, Special Committee and Litigation Committee. Due to the foregoing experience and qualifications, including his expertise in restructuring, experience as an executive in our industry and experience serving on several boards of directors, Mr. Beilinson was elected as a member of our Board.
Philip Erlanger became a member of our Board in December 2013 and is an independent director. Mr. Erlanger, formerly with Barclays Capital, an investment banking firm, and its predecessor, Lehman Brothers, an investment banking firm, led the firm's West Coast Financial Services banking practice and subsequently, its Financial Sponsor coverage effort. He was Chairman of Lehman's Los Angeles office, a member of its Business Development Committee and a charter member of its Senior Client Council. He is currently the Managing Partner of PREv2 Holdings, which he founded in 2010, and also the co-founder and managing partner of Pontifax Global Food and Agriculture Technology Fund, a private equity fund which specializes in food and agriculture technology. Mr. Erlanger also serves on the Board of Directors of Bonk Breaker, LLC, and the Board of Governors of Cedars-Sinai Medical Center. He previously served as a board member of Ares Dynamic Credit Allocation Fund, Ares Multi-Strategy Credit Fund, and the Los Angeles Philharmonic. Mr. Erlanger holds a Doctorate in Economics from the University of Pennsylvania and an M.B.A. from the Wharton School. Mr. Erlanger is a member of the Company's Audit Committee, Nominating and Corporate Governance Committee and Special Committee. Due to the foregoing experience and qualifications, including his financial expertise and experience serving on several boards of directors, Mr. Erlanger was elected as a member of our Board.
David Sambur became a member of our Board in April 2013. Mr. Sambur is a Partner of Apollo Global Management, having joined in 2004. Mr. Sambur has experience in financing, analyzing, investing in and/or advising public and private companies and their boards of directors. Prior to joining Apollo, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc., an investment banking firm. Mr. Sambur currently serves on the board of directors of AP Gaming Holdco, Inc., (a parent of AGS Capital, LLC), Caesars Entertainment Corporation (NASDAQ: CZR), Caesars Entertainment Operating Company, Inc., Hexion Holdings LLC, MPM Holdings Inc. (PINX: MPMQ), and Verso Corporation (QTCQB:

VRSZ). Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a BA in Economics. He is a member of the Company's Nominating and Corporate Governance Committee. Due to Mr. Sambur's foregoing experience and qualifications, including his financial expertise, management experience in private equity and experience advising and serving on various public and private boards of directors, Mr. Sambur was elected as a member of our Board.
Karl Peterson became a member of our Board in April 2013. Mr. Peterson is a Senior Partner of TPG, a global private equity firm, and Managing Partner of TPG's European operations. Since joining TPG in 2004, Mr. Peterson has led investments for the firm in technology, media, financial services and travel sectors. Prior to 2004, he was a co-founder and the president and CEO of Hotwire.com, the internet travel portal. He led the business from its launch in 2000 through its sale to InterActiveCorp in 2003. Before Hotwire, Mr. Peterson was a principal at TPG in San Francisco, and from 1992 to 1995 he was a financial analyst at Goldman, Sachs & Co., an investment banking firm. Mr. Peterson is currently a director of Sabre Corporation (NASDAQ: SABR), Victoria Plumb, TES Global, Saxo Bank, Norwegian Cruise Line Holdings Ltd. (NASDAQ: NCLH), and Pace Holdings Corp. (NASDAQ: PACEU). Mr. Peterson graduated with high honors from the University of Notre Dame, where he earned a B.B.A. in finance and business administration. Mr. Peterson is a member of the Company's Executive Committee and Human Resources Committee. Due to the foregoing experience and qualifications, including his experience as a president and chief executive officer, management experience in private equity and experience serving on several boards of directors, Mr. Peterson was elected as a member of our Board.
Don Kornstein became a member of our Board in January 2014 and is an independent director. Mr. Kornstein founded and has served as the managing member of the strategic, management and financial consulting firm Alpine Advisors LLC, a private company focused on strategic, management and financial consulting. He currently serves on the board of directors of Gala Coral Group, a diversified gaming company based in the United Kingdom. He has previously served on the board of directors of Affinity Gaming, Inc. (Chairman), Bally Total Fitness Corporation (Chairman & Chief Restructuring Officer), Circuit City Stores, Inc., Cash Systems, Inc., Shuffle Master, Inc. and Varsity Brands, Inc. Mr. Kornstein previously served as Chief Executive Officer, President and Director of Jackpot Enterprises, Inc., and was an investment banker and Senior Managing Director of Bear, Stearns & Co. Inc. Mr. Kornstein earned his B.A., Magna Cum Laude, from the University of Pennsylvania and his M.B.A. from Columbia University Graduate School of Business. Mr. Kornstein is the Chairman of the Company's Audit Committee and a member of the Human Resources Committee and the Special Committee. Due to the foregoing experiences and qualifications, including his experience in our industry, experience as a president and chief executive officer, financial expertise and experience serving on several boards of directors, Mr. Kornstein was elected as a member of our Board.
CORPORATE GOVERNANCE
Director Independence. CAC was formed in 2013 to make an equity investment in Growth Partners through a joint venture with CEC, a publicly held diversified casino entertainment provider. CAC is the managing member of Growth Partners and sole holder of Growth Partners' voting units. Certain subsidiaries of CEC hold all of Growth Partners' non-voting units. In connection with CAC's formation transactions, affiliates of Apollo Global Management, LLC ("Apollo") and affiliates of TPG Global, LLC ("TPG" and, together with Apollo, the "Sponsors") acquired shares of CAC, and the funds provided from such investment facilitated CAC's acquisition of Growth Partners. Growth Partners is the managing member of CGP Parent, which is CGPH's managing member. Growth Partners' assets include a majority stake in CIE, Planet Hollywood Resort & Casino in Las Vegas ("Planet Hollywood"), The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas, Harrah's New Orleans and a joint venture interest in Horseshoe Baltimore. CAC's Class A common stock began trading on the NASDAQ Global Select Market under the symbol "CACQ" on November 19, 2013. The Sponsors provided Hamlet Holdings LLC ("Hamlet Holdings") with an irrevocable proxy over their shares and as a result Hamlet Holdings has sole voting and dispositive control over approximately 65.58% of CAC's Class A common stock as of March 21, 2016. Hamlet Holdings, the members of which are comprised of five individuals affiliated with the Sponsors, beneficially owns approximately 65.58% of our Class A common stock as of March 21, 2016 pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over the shares held by our Sponsors. As a result, the Sponsors, through Hamlet Holdings have the power to elect all of our directors. As a result, we are a "controlled company" under NASDAQ corporate governance standards, and we have elected not to comply with certain NASDAQ corporate governance requirements. In particular, while a majority of our Board and each member of our Audit Committee is independent under NASDAQ listing standards, our remaining standing Board committees (Human Resources, Nominating and Corporate Governance and Executive) do not consist entirely of independent directors. See "Certain Relationships and Related Person Transactions."
Our Board of Directors affirmatively determines the independence of each director and director nominee in accordance with guidelines it has adopted, which include all elements of independence set forth in the applicable rules of listing standards of NASDAQ. These guidelines are contained in our Corporate Governance Guidelines which are posted on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com.
As of the date of this proxy statement, our Board of Directors consisted of seven members: Marc Rowan, David Sambur, Karl Peterson, Philip Erlanger, Dhiren Fonseca, Marc Beilinson and Don Kornstein. Based upon the listing standards of the NASDAQ, we do not believe that Messrs. Rowan, Sambur, or Peterson would be considered independent because of their relationships with certain affiliates of the Sponsors and other relationships with us. Our Board of Directors has affirmatively determined that Messrs. Fonseca, Beilinson, Erlanger and Kornstein are independent from our management under the NASDAQ listing standards. The Board has also affirmatively determined that Messrs. Beilinson, Erlanger and Kornstein, members of our Audit Committee, each meet the independence requirements of Rule 10A-3 of the Exchange Act.
Executive Sessions. Our Corporate Governance Guidelines provide that the independent directors shall meet at least twice annually in executive session.
Board Committees. Our Board has five standing committees: the Audit Committee, the Human Resources Committee, the Nominating and Corporate Governance Committee, the Executive Committee and the Litigation Committee. The Board has determined that all of the members of the Audit Committee, Special Committee, and Litigation Committee and two of the members of the Nominating and Corporate Governance Committee are independent as defined in the NASDAQ listing standards and in our Corporate Governance Guidelines. The Board has adopted a written charter for each of the Audit Committee, the Human Resources Committee, the Nominating and Corporate Governance Committee and the Executive Committee. The charters for each of these committees are available on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com. From time to time the Board may establish ad hoc committees and in 2014, established a Special Committee, and in 2015, established a Litigation Committee, each as described below.
The chart below reflects the current composition of our committees:

Name of Director	Audit	Human Resources	Nominating and Corporate Governance	Executive	Litigation	Special
Marc Rowan		X		X
David Sambur			X
Karl Peterson		X		X
Marc Beilinson	X		X		X	Chair
Philip Erlanger	X		X			X
Dhiren Fonseca
Don Kornstein	Chair	X				X
Audit Committee
Our audit committee consists of Marc Beilinson, Philip Erlanger and Don Kornstein. Mr. Kornstein has served as Chairman of the Audit Committee since July 30, 2014. Our audit committee met on ten occasions during 2015. Our Board has determined that, for 2015, Messrs. Beilinson, Erlanger and Kornstein qualify as "audit committee financial experts" as such term is defined in Item 407(d)(5) of Regulation S-K and that Messrs. Beilinson, Erlanger and Kornstein are independent as independence is defined in Rule 10A-3 of the Exchange Act and under the NASDAQ listing standards. The purpose of the audit committee is to oversee our accounting and financial reporting processes and the audits of our financial statements, provide an avenue of communication among our independent auditors, management, our internal auditors and our Board, and prepare the audit-related report required by the SEC to be included in our annual proxy statement or annual report on Form 10-K. The principal duties and responsibilities of our audit committee are to oversee and monitor the following:

•	preparation of annual audit committee report to be included in our annual proxy statement;

•	our financial reporting process and internal control system;

•	the integrity of our financial statements;

•	the independence, qualifications and performance of our independent auditor;

•	the performance of our internal audit function; and

•	our compliance with legal, ethical and regulatory matters.
The audit committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.
Human Resources Committee
The Human Resources Committee (the "HRC") serves as our compensation committee with the specific purpose of designing, approving, and evaluating the administration of our and CIE's compensation plans, policies, and programs. The HRC's role is to ensure that compensation programs are designed to encourage high performance, promote accountability and align employee interests with the interests of our stockholders. The HRC is also charged with reviewing and approving the compensation of the Chief Executive Officer and our other senior executives, including all of the named executive officers, as well as providing oversight concerning selection of officers and management succession planning. The HRC operates under our Human Resources Committee Charter. The HRC Charter was adopted as of October 18, 2013. It is reviewed no less than once per year with any recommended changes presented to our Board for approval.
In addition to the foregoing responsibilities, the HRC also provides approval for the payout of bonuses and the grant of equity awards to our executive officers under CIE's applicable cash bonus and equity incentive plans. Such awards are made in the HRC's capacity as a committee of the Board of CAC, the ultimate parent company of CIE.
The HRC currently consists of Marc Rowan, Karl Peterson and Don Kornstein. The qualifications of the HRC members stem from roles as corporate leaders, private investors, and board members of several large corporations. Their knowledge, intelligence, and experience in company operations, financial analytics, business operations, and understanding of human capital management enables the members to carry out the objectives of the HRC. We have chosen the "controlled company" exception under the NASDAQ rules which exempts us from the requirement that we have a compensation committee composed entirely of independent directors.
In fulfilling its responsibilities, the HRC is entitled to delegate any or all of its responsibilities to a subcommittee of the HRC or another committee of the Board and certain administrative responsibilities to management of the Company, except that it may not delegate its responsibilities if prohibited by law, regulation or Nasdaq Stock Market listing standard.
The HRC met on three occasions in 2015.
Role of Human Resources Committee. The HRC has sole authority in setting the material compensation of our senior executives, including base pay, incentive pay and equity awards. The HRC receives information and input from our senior executives and CEC's Executive Vice President of Human Resources, and CEC's Vice President of Compensation, each pursuant to the service agreements between CEC or its subsidiaries and CAC or its subsidiaries, as in effect from time to time, to help establish these material compensation determinations, but the HRC is the final arbiter on these decisions. See "Certain Relationships and Related Party Transactions" for a detailed description of the CES Agreements and the Growth Partners Management Services Agreement.
Role of CEC executives and Company executives in establishing compensation. When determining the pay levels for our named executive officers, the HRC solicits advice and counsel from internal resources and may solicit advice from external resources. The HRC also utilizes the services of the Chief Executive Officer, Chief Financial Officer and Executive Vice President, Human Resources, of CEC and Vice President of Compensation, of CEC as resources. The Executive Vice President, Human Resources, of CEC is responsible for helping to develop and implement our business plans and strategies for all company-wide human resource functions, as well as day-to-day human resources operations. Our Chief Financial Officer and the Vice President of Compensation, of CEC, are responsible for the design, execution, and daily administration of our compensation, benefits, and human resources shared-services operations. The Executive Vice President, Human Resources, of CEC, and Vice President of Compensation, of CEC, attend the HRC meetings, at the request of the HRC, and act as a source of informational resources and serve in an advisory capacity. Our Corporate Secretary is also in attendance at each of the HRC meetings and, with assistance of the Law Department of CEC, oversees the legal aspects of our executive compensation and benefit plans, updates the HRC regarding changes in laws and regulations affecting our compensation policies, and records the minutes of each HRC meeting.
Role of Outside Consultants. The HRC has the authority to engage services of independent legal counsel, consultants and subject matter experts in order to analyze, review, recommend and approve actions with regard to Board compensation, executive officer compensation, or general compensation and plan provisions. We provide for appropriate funding for any consultant and other advisor services commissioned by the HRC. Consultants are used by the HRC from time to time for purposes of executive compensation review, market analysis, and recommendations. With respect to 2015 compensation, the HRC did not engage any compensation consultants. Our Chief Financial Officer and the Executive Vice President, Human Resources, of CEC, and Vice President of Compensation, of CEC, may engage outside consultants to provide advice related to our compensation policies. During 2015, neither our Chief Financial Officer nor these members of management of CEC engaged any outside consultants regarding compensation of CAC executive officers.
Nominating and Corporate Governance Committee
Our Board has established a nominating and corporate governance committee whose members are David Sambur, Marc Beilinson and Philip Erlanger. Our Nominating and Corporate Governance Committee met on two occasions in 2015. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

•	to establish criteria for board and committee membership and recommend to our Board proposed nominees for election to the Board and for membership on committees of our Board;

•	to make recommendations regarding proposals submitted by our stockholders; and

•	to make recommendations to our Board regarding board governance matters and practices.

We have chosen the "controlled company" exception under the NASDAQ rules which exempts us from the requirement that we have a Nominating and Corporate Governance Committee composed entirely of independent directors.
Criteria for Director Nomination. Our Nominating and Corporate Governance Committee identifies and recommends to the Board persons to be nominated to serve as directors of the Company. Directors are selected based on, among other things, understanding of elements relevant to the success of a large publicly traded company, understanding of the Company's business and educational and professional background. The Nominating and Corporate Governance Committee also considers the requirements of any stockholders or voting agreements in existence (as such may be amended from time to time), including but not limited to the Omnibus Voting Agreement (as defined below), which governs the composition requirements of the Company's Board of Directors and committees. In recruiting and evaluating new director candidates, the Nominating and Corporate Governance Committee also considers such factors as industry background, financial and business experience, public company experience, other relevant education and experience, general reputation, independence and diversity. The Company endeavors to have a Board composition encompassing a broad range of skills, expertise, industry knowledge and diversity of background and experience. The Nominating and Corporate Governance Committee considers, consistent with applicable law, the Company's certificate of incorporation and by-laws and the criteria set forth in our Corporate Governance Guidelines, and any candidates proposed by any senior executive officer, director or stockholder.
In addition, individual directors and any person nominated to serve as a director should demonstrate high ethical standards and integrity in their personal and professional dealings and be willing to act on and remain accountable for their boardroom decisions, and be in a position to devote an adequate amount of time to the effective performance of director duties.
In determining whether to nominate or re-nominate a person to serve as a director, the Nominating and Corporate Governance Committee evaluates the candidate based on the criteria described above, and the requirements under the Omnibus Voting Agreement.
Additionally, the Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of any director candidates recommended by stockholders. Because of the size of the Board and the Company's status as a "controlled company" within the meaning of the NASDAQ rules, the Nominating and Corporate Governance Committee addresses the need to retain members and fill vacancies after discussion among current members. Accordingly, the Nominating and Corporate Governance Committee has determined that it is appropriate not to have such a policy at this time.
The Nominating and Corporate Governance Committee will, however, consider director candidates recommended by stockholders even though it has no requirement to do so. The Nominating and Corporate Governance Committee will consider such candidates on the same basis as it considers all other candidates. A stockholder wishing to submit a director nomination should send a letter to the Board of Directors, c/o Board of Directors, Caesars Acquisition Company, One Caesars Palace Drive, Las Vegas, NV 89109, Attention: Corporate Secretary. The mailing envelope must contain a clear notation indicating that the enclosed letter is a "Director Nominee Recommendation." A stockholder that wishes to nominate a director candidate should submit complete information as to the identity and qualifications of the director candidate to the Nominating and Corporate Governance Committee, including all information that would be required to be disclosed about that person in a proxy statement relating to the election of directors. In making recommendations, stockholders should be mindful of the discussion of qualifications set forth above. Satisfaction of such qualification standards does not imply that the Nominating and Corporate Governance Committee necessarily will nominate the person so recommended by a stockholder.
Each of Messrs. Rowan, Sambur and Peterson was elected to the Board pursuant to the Omnibus Voting Agreement among Hamlet Holdings, affiliates of the Sponsors, CAC and CEC. Under the Omnibus Voting Agreement, until we cease to be a "controlled company" within the meaning of the NASDAQ rules, each of the Sponsors has the right to nominate two directors to our Board. In addition, under the Omnibus Voting Agreement, until we cease to be a "controlled company," each of the Sponsors has the right to designate two members of each committee of our Board except to the extent that such a designee is not permitted to serve on a committee under applicable law, rule, regulation or listing standards. Pursuant to the Omnibus Voting Agreement, Messrs. Rowan and Sambur were appointed to the Board as a consequence of their respective relationships with Apollo and Mr. Peterson was appointed to the Board as a consequence of his respective relationship with TPG.
Executive Committee
Our executive committee consists of Karl Peterson and Marc Rowan. The executive committee has all the powers of our Board in the management of our business and affairs other than those enumerated in its charter, including without limitation, the establishment of additional committees or subcommittees of our Board and the delegation of authority to such committees and subcommittees, and may act on behalf of our Board to the fullest extent permitted under Delaware law and our organizational documents. The executive committee serves at the pleasure of our Board and may act by a majority of its members, provided that at least one member affiliated with TPG and Apollo must approve any action of the executive committee. This committee and any requirements or voting mechanics or participants may continue or be changed if Apollo and TPG no longer own a controlling interest in us. Our executive committee did not meet in 2015, but approved actions via written consent in 2015.

Litigation Committee
In 2015, the Executive Committee established the Litigation Committee to oversee various claims, actions, suits, litigation or proceedings involving the Company and our subsidiaries, including (i) various current litigation; (ii) potential claims, actions, suits, litigation or proceedings brought by, or threatened by, certain creditors of CEC and/or its subsidiaries relating to or in connection with various transactions between the Company or any other of our subsidiaries, on the one hand, and CEC or its subsidiaries, on the other hand; (iii) claims or interests in bankruptcy proceedings commenced by one or more of CEC's affiliates or (iv) claims, actions, suits, litigation or proceedings against CEC and/or its affiliates and/or certain creditors of CEC and/or its subsidiaries. The sole member of the Litigation Committee is Marc Beilinson. In 2015, the Litigation Committee actively monitored the status of various current litigation against the Company and/or its subsidiaries, the bankruptcy proceedings involving Caesars Entertainment Operating Company, Inc. ("CEOC"), a CEC subsidiary, litigation between creditors of CEOC and CEC, and other related litigation. The Litigation Committee met on numerous occasions with counsel to the Company concerning these matters. Together with counsel to the Company, the Litigation Committee has met with certain parties in interest in these matters, including the examiner appointed to conduct an investigation in the CEOC bankruptcy.
Special Committee
In 2014, our Board established an ad hoc special committee, referred to as the Special Committee, to consider whether to proceed and engage in discussions or negotiations, and make recommendation to the Board with respect to various transactions, including the purchase of four properties from subsidiaries of CEC and the CAC/CEC Merger Agreement. In 2015, the Special Committee considered, investigated and made preparatory work in connection with various transactions. As determined by the Board or the Executive Committee of the Board, the Special Committee acts on behalf of the Board in connection with potential investments or other business opportunities declined by CEC and presented by CEC to the Company pursuant to the Growth Partners Operating Agreement, and any agreements between the Company and its affiliates and subsidiaries on the one hand and CEC, CEOC, Caesars Enterprise Services, LLC ("CES") or any other CEC affiliates. The Special Committee, at the request of the Chair of the Special Committee or any member of the Executive Committee, considers, investigates and makes preparatory work in connection with or related to such opportunities or agreements. During 2015, the Special Committee consisted of Philip Erlanger, Don Kornstein and Marc Beilinson with Marc Beilinson serving as chair, and met two times. For a detailed description of our obligations to submit new investment and acquisition opportunities to CEC pursuant to the Growth Partners Operating Agreement, see "Certain Relationships and Related Person Transactions."
Other Corporate Governance Matters
Director Qualifications. The Board of Directors seeks to ensure the Board is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively. In identifying candidates for membership on the Board, the Board takes into account (1) minimum individual qualifications, such as high ethical standards, integrity, mature and careful judgment, industry knowledge or experience and an ability to work collegially with the other members of the Board and (2) all other factors it considers appropriate, including alignment with our stockholders, especially investment funds affiliated with the Sponsors. While we do not have any specific diversity policies for considering Board candidates, we believe each director contributes to the Board's overall diversity, meaning a variety of opinions, perspectives, personal and professional experiences and backgrounds.
When considering whether the Board's directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company's business and structure, the Board focused on the directors' depth of experience in our industry, executive leadership background and management experience in private equity and restructuring.
Each of the Company's directors possesses high ethical standards, acts with integrity, and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business, governmental, or civic endeavors, which further qualifies them for service as members of the Board. Alignment with our stockholders is important in building value at the Company over time.
Board Leadership Structure. Our Board is currently comprised of seven members. Four of the directors on our Board are independent and the three remaining directors are affiliated with our Sponsors. Our Chief Executive Officer does not serve as chairman or a director on our Board. Our Sponsors, through Hamlet Holdings, had sole voting and dispositive control over approximately 65.58% of our Class A common stock as of March 21, 2016 and have the power to elect all of our directors. As a result of this controlled structure, our Board has not appointed a chairman of the Board at this time. The secretary attends the meetings of the Board and sets the agenda for those meetings as advised by the Board.
Board's Role in Risk Oversight. The Board exercises its role in the oversight of risk as a whole and through the Audit Committee. The Audit Committee receives regular reports from the Company's risk management and compliance departments.

Board Meetings and Committees; Policy Regarding Director Attendance at Annual Meeting of Stockholders. During 2015, our Board held four meetings. All directors attended at least 75% of the Board meetings and meetings of the committees of the Board on which the director served. It is our policy that directors are encouraged to attend the Company's annual stockholder meeting. All of the then-current members of the Board, except for Messrs. Peterson, Rowan, and Sambur were present at our 2015 Annual Stockholder Meeting.
Policy Regarding Communication with Board of Directors. Stockholders and other interested parties may contact the Board as a group or to any individual director by sending a letter (signed or anonymous) to: c/o Board of Directors, Caesars Acquisition Company, One Caesars Palace Drive, Las Vegas, NV 89109, Attention: Corporate Secretary.
We will forward all such communications to the applicable Board member(s), except for material that is unduly hostile, threatening, illegal or similarly unsuitable. In addition, the Board has requested that certain items which are unrelated to the duties and responsibilities of the Board should be excluded, such as product complaints, suggestions, resumes and other forms of job inquires, surveys and business solicitations or advertisements. The Law Department will review the communication and concerns will be addressed through our regular procedures for addressing such matters. Depending on the nature of the concern, management also may refer it to our internal audit, legal, finance or other appropriate department. If the volume of communication becomes such that the Board adopts a process for determining which communications will be relayed to Board members, that process will appear on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com.
Stockholder Nominees. Our by-laws provide that stockholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of stockholders must provide timely notice of their proposal in writing to the Corporate Secretary. Generally, to be timely, a stockholder's notice must be delivered to or mailed and received at our principal executive offices, addressed to the Corporate Secretary, no earlier than 120 days and no later than 90 days prior to the first anniversary of the date of the preceding year's annual meeting; provided, however, that if the annual meeting is advanced by more than 30 days, or delayed by more than 70 days, from the first anniversary of the preceding year's annual meeting, to be timely the stockholder notice must be received no earlier than 120 days before such annual meeting and no later than the later of 90 days before such annual meeting or the tenth day after the day on which public disclosure of the date of such meeting is first made. In no event shall the public announcement of an adjournment or postponement of an annual meeting of stockholders commence a new time period (or extend any time period) for the giving of the stockholder notice. You should consult our by-laws for more detailed information regarding the process by which stockholders may nominate directors. Our by-laws are posted on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com.
Corporate Governance Guidelines. The Company has adopted Corporate Governance Guidelines that we believe reflect the Board's commitment to a system of governance that enhances corporate responsibility and accountability. The Corporate Governance Guidelines contain provisions addressing the following matters, among others:

•	board composition (i.e., size);

•	director qualifications;

•	classification of directors into three classes;

•	director independence;

•	director retirement policy and changes in a non-employee director's primary employment;

•	director term limits (and the lack thereof);

•	director responsibilities, including director access to officers and employees;

•	board meetings and attendance and participation at those meetings;

•	executive sessions;

•	board committees;

•	director orientation and continuing education;

•	chief executive officer evaluation and compensation;

•	director compensation;

•	management succession planning;

•	performance evaluation of the Board and its committees; and

•	public interactions.

The Corporate Governance Guidelines are available on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com. We intend to disclose any future amendments to the Corporate Governance Guidelines on our website.
Code of Ethics. We have a Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees (the "Code of Ethics"). The Code of Ethics is available on the Corporate Governance page of our web site located at http://investor.caesarsacquisitioncompany.com. To the extent required pursuant to applicable SEC regulations, we intend to post amendments to or waivers from our Code of Ethics (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website or report the same on a Current Report on Form 8-K. Our Code of Ethics is available free of charge upon request to our Corporate Secretary, Caesars Acquisition Company, One Caesars Palace Drive, Las Vegas, Nevada 89109.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten-percent stockholders to file initial reports of ownership and reports of changes in ownership of any of our securities with the SEC and us. We believe that during the 2015 fiscal year, all of our directors, executive officers and greater than ten-percent stockholders complied with the requirements of Section 16(a). This belief is based on our review of forms filed or written notice that no reports were required.
Item 11. Executive Compensation.
CAC indirectly owns 100% of CGPH's voting units. In addition CAC, is the managing member of Growth Partners, which is the managing member of CGP Parent, which is CGPH's managing member. Thus, all decisions relating to CGPH's business, affairs, and properties are made by CAC and its directors and executive officers. CGPH does not have separate directors and officers. The following discussion describes the compensation and benefits provided to CAC's "named executive officers" in fiscal year 2015. The directors, employees, officers, consultants and advisors of CAC generally render services to CGPH and its subsidiaries, and to CAC and its subsidiaries. CGPH is allocated a portion of the related compensation expense of CAC pursuant to the CES Agreements. See "Certain Relationships and Related Party Transactions." This discussion and the compensation tables which follow describe the aggregate compensation and benefits provided by CAC and its subsidiaries to its executive officers and directors for services rendered to CAC and its subsidiaries, including CGPH. Unless context otherwise requires, solely for purposes of this section, the term "Company" refers to CAC and "we," "us" and "our" refer to CAC and its consolidated subsidiaries on a combined basis.
As an "emerging growth company" under SEC rules, CAC is not required to include a Compensation Discussion and Analysis section in the proxy statements and annual reports it files with the SEC, and has elected to comply with the scaled executive compensation disclosure requirements applicable to emerging growth companies.
EXECUTIVE COMPENSATION
This section discusses the material components of the executive compensation program for our named executive officers for 2015, who consisted of Mitch Garber, President and Chief Executive Officer, Craig Abrahams, Chief Financial Officer, and Michael Cohen, Senior Vice President, Corporate Development, General Counsel and Corporate Secretary, and includes compensation paid by us and our subsidiary, CIE, and for Mr. Cohen, also includes compensation paid by CEC during 2014 prior to becoming an officer of the Company. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the completion of this offering may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table
The table below sets forth the compensation for each of our named executive officers during 2015 and 2014, for Messrs. Abrahams, Garber, and Cohen:

Name and Principal Position	Year	Salary(5)		Bonus		Stock Award	Option Award(6)	All Other Compensation(7)	Total
Mitch Garber
President and Chief Executive Officer	2015	$448,381	(1)	$1,112,500	(1)(2)	$—	$11,896,380	$—	$13,457,261
	2014	$496,430		$1,025,000		$3,906,252	$1,805,252	$—	$7,232,934
Craig Abrahams
Chief Financial Officer	2015	$400,000		$712,500	(3)	$—	$7,923,438	$600	$9,036,538
	2014	$395,124		$600,000		$2,343,762	$802,334	$600	$4,141,820
Michael Cohen
Senior Vice President, Corporate Development,	2015	$385,000		$346,800	(4)	$—	$336,690	$600	$1,069,090
General Counsel and Corporate Secretary	2014	$383,608		$281,200		$1,932,494	$434,400	$600	$3,032,302
_________________________

(1)
Amounts are represented in US dollars, or USD. For 2015, to calculate the conversion of CAD to USD, in accordance with SEC rules, we used an exchange rate of $1.38 CAD to $1, the CAD to USD exchange rate in effect on December 31, 2015. We believe this is an appropriate way of illustrating the value in USD that Mr. Garber received in CAD in the year indicated.

(2)	Reflects a $1,000,000 discretionary bonus awarded from CIE and a $112,500 discretionary bonus awarded from CAC.

(3)	Reflects a $600,000 discretionary bonus awarded from CIE and a $112,500 discretionary bonus awarded from CAC.

(4)	Reflects a $300,000 discretionary bonus awarded from CIE, and a $46,800 discretionary bonus from CAC.

(5)
For 2015, salary represents amounts paid by CAC and CIE. Mr. Garber received USD $125,000 from CAC and USD $323,381 from CIE (paid in Canadian dollars, or CAD). Effective March 1, 2016, Mr. Garber's salary was increased from $447,800 CAD to $615,000 CAD for services to CIE. Mr. Garber will continue to receive $125,000 salary for services to CAC. Mr. Abrahams received $125,000 from CAC and $275,000 from CIE for 2015 services. For 2015, Mr. Cohen received $52,000 from CAC and $333,000 from CIE.

(6)
For 2015, amounts reflect the grant date fair value of performance-based options granted to the named executive officers, as computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718. We provide information regarding the assumptions used to calculate the value of all equity awards made to executive officers in Note 15, Stock-based Compensation and Employee Benefit Plans, to the Caesars Growth Partners, LLC combined and consolidated audited financial statements included in as Exhibit 99.1 to our Form 10-K filed with the SEC on February 29, 2016. Probable outcome approximates the maximum value that can be delivered pursuant to the performance-based options, therefore no separate maximum value is shown in these footnotes.

(7)	Represents matching contributions made by CIE to a 401(k) plan maintained by CEC, as described under "Retirement Plans" below.
Employment and Consulting Agreements
CIE
Each of our named executive officers has an employment agreement with CIE, entered into on August 31, 2012, June 15, 2012 and April 4, 2014 for Messrs. Garber, Abrahams and Cohen, respectively. Mr. Garber's agreement automatically renewed on January 26, 2016, and Messrs. Abrahams' and Cohen's agreements automatically renew on June 15, 2016 and April 4, 2016, respectively. Each agreement automatically renews on the anniversary of its prior renewal unless either CIE or the named executive officer provides at least six months' prior written notice not to extend. The employment agreements established baseline base salaries of $447,800 CAD, $275,000 and $385,000 for Messrs. Garber, Abrahams and Cohen, respectively, subject to increases from time to time in the discretion of CIE. Mr. Cohen's base salary consists of $333,000 and $52,000 paid per year by each of CIE and CAC, respectively. In February 2014, the CAC HRC approved base salaries for Messrs. Garber and Abrahams of $125,000 each for service to CAC, with the balance of these executive officers' salaries paid by CIE. For 2015, Mr. Garber's and Mr. Abraham's aggregate base salaries were $620,892 CAD and $400,000, respectively. In February 2016, the CAC HRC approved a salary increase for Mr. Garber to $615,000 CAD, effective March 1, 2016, for services to CIE. He will continue to receive $125,000 salary for services to CAC. Because Mr. Garber lives and primarily works in Canada, we pay his salary for services to CIE in CAD.
Each named executive officer's employment agreement provides for health insurance, long-term disability benefits, life insurance, financial counseling, vacation, reimbursement of expenses and director's and officer's indemnification insurance. None of the named executive officers received financial counseling benefits in 2015.
Each named executive officer's employment agreement further provides for severance upon certain terminations of employment as described below under "Termination Arrangements" and "Change in Control Arrangements."
Cohen Consulting Agreement
On April 4, 2014, CEOC and Mr. Cohen entered into a separation and consulting agreement to document the terms of Mr. Cohen's continued provision of services to CEOC and CEC in a consultant capacity (the "Cohen Consulting Agreement").

Previously, Mr. Cohen and CEOC had entered into an employment agreement on February 9, 2012 pursuant to which Mr. Cohen provided services to CEOC as Senior Vice President, Deputy General Counsel and Corporate Secretary. Under the terms of the Cohen Consulting Agreement, certain equity awards held by Mr. Cohen and granted by CEC are eligible for continued vesting and exercisability for as long as Mr. Cohen provides services to CIE. On January 12, 2015, CEOC assigned the Cohen Consulting Agreement to CES, an entity in which CEOC is a member. See "Certain Relationships and Related Party Transactions" for a detailed description of the CES Agreements.
Equity Award Plans and Arrangements
CAC 2014 Performance Incentive Plan
The Caesars Acquisition Company 2014 Performance Incentive Plan (the "2014 Incentive Plan") was approved by our Board on April 9, 2014 and approved by CAC stockholders on May 8, 2014. The 2014 Incentive Plan provides officers, employees, directors, individual consultants and advisors who render or have rendered bona fide service to CAC or its subsidiaries the opportunity to receive cash and equity-based incentive awards. Awards under the 2014 Incentive Plan may be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units ("RSUs") performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares, or similar securities with a value related to our common stock. As previously disclosed, the 2014 Incentive Plan establishes certain annual individual limits on the number of shares underlying awards.
No awards were granted to any of our executive officers under our 2014 Incentive Plan in 2015.
Unvested options terminate immediately upon a termination for any reason and vested options and other awards will terminate immediately upon a termination for cause. Otherwise, vested options will expire on the earliest of (1) one year from the date of death; (2) 180 days following termination of the participant's employment due to disability or retirement; (3) 120 days after the date participant is terminated for a reason other than for cause, death or disability or by the participant for good reason; (4) 60 days following termination of participant's employment without good reason; or (5) the 10th anniversary of the grant date.
Stock options and RSUs granted under the 2014 Incentive Plan vest based on continued service over the period of time specified by the HRC in the award agreements and are set forth in the "Outstanding Equity Awards at Fiscal Year-End" table below.
Generally, and subject to limited exceptions set forth in the 2014 Incentive Plan, if CAC dissolves or undergoes certain corporate transactions such as a merger, combination, consolidation or other reorganization; an exchange of CAC's common stock or other securities; a sale of all or substantially all of CAC's assets; or any other event in which CAC is not the surviving entity, all awards then-outstanding under the 2014 Incentive Plan will become fully vested or paid, as applicable, and will terminate or be terminated in such circumstances, unless the plan administrator provides for the assumption, substitution or other continuation of the award.
For a complete description of the 2014 Incentive Plan, please see the CAC Definitive Proxy Statement for the 2014 annual meeting of stockholders filed with the SEC on April 14, 2014.
CIE Management Equity Incentive Plan - Introduction of Performance-based Options
CIE's Management Equity Incentive Plan ("MEIP"), was amended and restated as of October 23, 2015 to increase the number of shares of CIE subject to the plan by 8,500 shares. This amendment was approved by the HRC, the board of CIE, and the stockholders of CIE and by CEC. Key employees, directors, service providers and consultants who render services to CAC or CIE may be selected to receive options, RSUs or restricted stock under the MEIP. Currently, the HRC of our Board administers the MEIP.
On October 23, 2015, the HRC granted performance-based stock options to our executive officers. The performance-based options had an exercise price of $15,723 (in excess of the fair market value of a share of CIE as determined by the HRC as of September 30, 2015 of $15,340 per share). These stock options have a time based vesting component, with 25% of the then unvested options vesting approximately three years after grant on September 30, 2018 subject to continued employment through that date, and the remaining 75% of the unvested options vesting, if at all, in 25% increments based on CIE's achievement of three separate targets for consolidated last twelve months Adjusted EBITDA (the "Performance-Based Targets") and continued employment through the date such targets are achieved. In the event of a change of control prior to the achievement of any of the Performance-Based Targets, the remaining unvested increments will vest in full on the first anniversary of the date of the change in control subject to continued employment through such anniversary date.
Vested and unvested options will terminate immediately upon: (i) a termination for cause; (ii) on the date the participant joins a competitor, if the participant voluntarily terminates employment without good reason; and (iii) on the date the participant joins a competitor, if the participant is subject to a non-compete. For all other terminations, unvested options expire upon termination and vested options will expire on the earliest of (1) one year from the date of death; (2) 180 days following termination of the participant's employment due to disability or retirement; (3) 120 days after the date participant is terminated for a reason other than for cause, death or disability or by the participant for good reason; (4) 60 days following termination of participant's employment without good reason; or (5) the 10th anniversary of the grant date.
All shares of restricted stock will be subject to the terms and vesting requirements as the plan administrator sets forth in the award agreement. The plan administrator may, in its sole discretion, provide that upon certain events, such as a change in control, the restricted stock will vest and CIE will not have a right of repurchase. All RSUs will be subject to the terms and vesting requirements as the plan administrator sets forth in the award agreement. See "Termination Arrangements" below for a description of the treatment of awards made under the MEIP upon termination due to death or disability, termination by CIE without cause or by the executive for good reason, each as defined in the MEIP.
Subject to any required action by our stockholders, if CIE is the surviving corporation in any merger or consolidation (except a merger or consolidation as a result of which the holders of shares of CIE common stock receive securities of another corporation), the options and RSUs outstanding on the date of such merger or consolidation will pertain to and apply to the securities that a holder of the number of shares of CIE common stock subject to any such option and RSU would have received in such merger or consolidation (it being understood that if, in connection with such transaction, CIE's stockholders retain their shares of CIE common stock and are not entitled to any additional or other consideration, and all awards granted pursuant to the MEIP shall not be affected by such transaction).
Except as otherwise provided in a participant's award agreement, in the event of (a) a dissolution or liquidation of CIE, (b) a sale of all or substantially all of CIE's assets, (c) a merger or consolidation involving CIE in which CIE is not the surviving corporation, or (d) a merger or consolidation involving CIE in which CIE is not the surviving corporation but the holders of shares of CIE common stock receive securities of another corporation and/or other property, including cash, the plan administrator will, in its good faith discretion, (i) have the power to provide for the exchange of each award outstanding immediately prior to such event (whether or not then exercisable) for a share of restricted stock and/or an option and/or a RSU on some or all of the property for which the shares of restricted stock and/or shares of CIE common stock underlying such options and RSUs are exchanged and, incident thereto, make an equitable adjustment, as determined by the plan administrator, in the exercise price of the options, or the number or kind of securities or amount of property subject to the options or RSUs and/or received for shares of restricted stock and/or, (ii) if appropriate, cancel, effective immediately prior to such event, any award (whether or not exercisable or vested) and in full consideration of such cancellation pay to the participant an amount in cash, with respect to each share of restricted stock and each such canceled RSUs equal to the value, as determined by the plan administrator in its sole discretion, of securities and/or property (including cash) received by such holders of shares as a result of such event and with respect to each share underlying such canceled option of CIE common stock, equal to the excess, if any, of (A) the value, as determined by the plan administrator in its sole discretion, of securities and/or property (including cash) received by such holders of shares of CIE common stock as a result of such event over (B) the exercise price, as the plan administrator may consider appropriate to prevent dilution or enlargement of rights.
For purposes of the MEIP, neither the consummation of the Transactions (as defined below) nor any future acquisition of ownership interests or shares of Growth Partners, CAC or any of their affiliates constituted or constitutes a change of control.
Caesars Acquisition Company Equity-Based Compensation Plan for CEC Service Providers
On April 9, 2014, our Board approved the Caesars Acquisition Company Equity-Based Compensation Plan (the "CEC Service Provider Plan"), which provides officers, employees, consultants, advisors, contractors and other service providers of CEC the opportunity to receive compensation from CEC and its affiliates, settled in the form of shares of CAC's Class A Common Stock. The CEC Service Provider Plan does not provide compensation to any employees of CAC, Growth Partners or the subsidiaries of Growth Partners.
Awards under the CEC Service Provider Plan are dollar-denominated and settled in shares of CAC Class A Common Stock and vest in three equal annual installments, on October 21 of each of 2014, 2015 and 2016 unless otherwise provided in an award agreement. The plan authorizes the grant of awards up to a maximum aggregate value of $25,000,000.
Upon a vesting date or event, CAC has and will contribute to Growth Partners a number of shares of Class A Common Stock with an aggregate value equal to the value of award installments that vest on such date or event. Growth Partners will issue to CAC a number of interests equal to the number of shares of Class A Common Stock contributed by CAC on such date. After the contribution by CAC of the shares of Class A Common Stock to Growth Partners, Growth Partners will deliver such shares to CEOC, a subsidiary of CEC. CEOC will then deliver the shares to the participants in settlement of vested awards. To the extent participants are unable to sell sufficient shares of Class A Common Stock to cover tax withholding obligations because there is no effective registration statement or because of limited float in the Class A Common Stock, grants will be payable in cash to the extent required to satisfy the applicable taxes.

As a service provider to CEOC, a subsidiary of CEC, in April 2014, Mr. Cohen received an award under the CEC Service Provider Plan, which is included in the "Outstanding Equity Awards at Fiscal Year-End" table below.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of securities underlying the equity awards of CAC and CIE held by each of our named executive officers as of December 31, 2015. For purposes of this table, CIE RSUs and CIE Options reference restricted stock units and options, respectively, granted under the CIE Management Equity Incentive Plan, while CAC RSUs and CAC Options reference restricted stock units and options, respectively, granted under our 2014 Performance Incentive Plan.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Mitch Garber
CAC RSUs							144,676	(3)	985,244
CIE RSUs							208.75	(4)	3,285,725
CIE RSUs							250.5	(5)	3,942,870
CIE RSUs							278.3333	(6)	4,380,966
CIE RSUs							298.2142	(7)	4,693,892
CIE Options	—	662.5	(8)	1,987.5	15,723.00	10/23/2025
CAC Options	—	450,000	(9)	—	9.25	10/7/2024
CIE Options	2,429.7012	—		—	1,586.50	5/1/2019
CIE Options	577.1429	1,442.8571	(10)	—	5,500.00	9/30/2023

Craig Abrahams
CAC RSUs							86,806	(3)	591,149
CIE RSUs							62.5	(4)	983,750
CIE RSUs							75	(5)	1,180,500
CIE RSUs							83.3333	(6)	1,311,666
CIE RSUs							89.2856	(7)	1,405,355
CIE Options	—	441.25	(8)	1,323.75	15,723.00	10/23/2025
CAC Options	—	200,000	(9)	—	9.25	10/7/2024
CIE Options	17.2825	—		—	1,586.50	5/1/2019
CIE Options	125	—		—	1,586.50	4/29/2020
CIE Options	184	46	(11)	—	1,586.50	7/28/2021
CIE Options	142.8571	357.1429	(12)	—	5,500.00	9/30/2023

Michael Cohen(13)
CAC RSUs							52,083	(14)	354,685
CEC $25M Plan							17,131	(15)	116,667
CIE RSUs							60	(5)	944,400
CIE RSUs							75	(16)	1,180,500
CIE Options	—	18.75	(8)	56.25	15,723.00	10/23/2025
CIE Options	75.4811	—		—	1,586.50	8/4/2019
CIE Options	32	8	(11)	—	1,586.50	7/28/2021
CIE Options	40	60	(17)	—	5,500.00	9/30/2023
CIE Options	25	75	(18)	—	9,950.00	4/4/2024
_________________________

(1)
Represents the maximum amount that can be earned under the performance options, or 75% of the portion of the performance options granted, that vest in 25% increments per year based solely upon the performance of CIE against the specified targets for consolidated last twelve months Adjusted EBITDA of CIE.

(2)
Values for CAC RSUs are based on the closing stock price of our Class A common stock on December 31, 2015 of $6.81. Values of CIE RSUs are based on CIE's common stock price, determined by a third-party specialist to be $15,740 per share as of December 31, 2015.

(3)	One half of the CAC RSUs vest on October 21, 2016, and 2017, respectively.

(4)	One half of the CIE RSUs vest on September 30, 2016, and 2017, respectively.

(5)	One third of the CIE RSUs vest on September 30, 2016, 2017, and 2018, respectively.

(6)	One fourth of the CIE RSUs on September 30, 2016, 2017, 2018, and 2019, respectively.

(7)	One fifth of the CIE RSUs vest on September 30, 2016, 2017, 2018, 2019, and 2020, respectively.

(8)	100% of the CIE options vest on September 30, 2018.

(9)	100% of the CAC options vest on October 7, 2016.

(10)	One fifth of the CIE options vest on September 30, 2016, 2017, 2018, 2019, and 2020, respectively.

(11)	The CIE options vest on July 28, 2016.

(12)	One fifth of the CIE options vest on September 30, 2016, 2017, 2018, 2019, and 2020, respectively.

(13)
In addition to awards granted under the 2014 Incentive Plan and the MEIP, Mr. Cohen received options and RSUs under the CEC 2012 Performance Incentive Plan on August 21, 2012 and June 28, 2013. Awards made under the CEC 2012 Performance Incentive Plan are not shown in the table above but are set forth below:

CEC Option Awards				CEC Stock Awards
Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
1,562	1,563(a)	13.70	6/28/2023	7,032(b)	55,482.48(e)
—	2,711(c)	8.22	8/21/2022	—	—
26,791	6,697(d)	8.22	8/21/2022	—	—
2,711	—	8.22	8/21/2022	—	—
_________________________
(a) The CEC options vest on January 2, 2017.
(b) The CEC RSUs vest on January 2, 2017.
(c) 100% of the CEC performance-based shares will vest on the date that the 30-day trailing average of the CEC stock price equals or exceeds $35.00 per share.
(d) 100% of the CEC options vest on August 22, 2016.
(e) Values for CEC RSUs are based on the closing stock price on December 31, 2015 of $7.89.

(14)	One third of the CAC RSUs vest on April 9, 2016, 2017, and 2018, respectively.

(15)
Represents an RSU award made under the CEC Service Provider Plan which was denominated in dollar value ($350,000) and is settled in shares of CAC Class A Common Stock. One third of the award vested on October 21, 2014 and 2015, pursuant to which 7,395 and 9,593 net shares of CAC Class A Common Stock, respectively, were delivered on such dates, with the remaining award vesting on October 21, 2016. The number of shares of CAC Class A Common Stock to be delivered to Mr. Cohen on such date will be determined based on the closing price of CAC Class A Common Stock on such vesting date. Amount shown in the table is based on the closing price of $6.81 of a share of CAC Class A Common Stock on December 31, 2015 and the remaining $116,667 scheduled to vest.

(16)	One third of the CIE RSUs vest on April 4, 2016, 2017, and 2018, respectively.

(17)	One third of the CIE options vest on September 30, 2016, 2017, and 2018, respectively.

(18)	One third of the CIE options vest on April 4, 2016, 2017, and 2018, respectively.
Retirement Plans
Our CIE employees in the United States, including our executive officers, are eligible to participate in the CEC savings and retirement plan maintained by CEC, which, among other things, allows pre-tax and after-tax contributions to be made by employees to the plan. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings. CIE matched 50% of the first 6% of employees' contributions, up to a maximum of $600 per year. Amounts contributed to the plan are invested, at the participant's direction, in up to 19 separate funds. Participants become vested in the matching contribution over five years of credited service.
Termination Arrangements
Under the employment agreements with each of Messrs. Garber, Abrahams and Cohen, upon a termination by CIE without "cause" (as defined below), non-renewal by CIE or his voluntary termination with "good reason" (as defined below), the executive would be entitled to a severance payment equal to his then current base salary, payable over the 12-month period following termination, as well as, if applicable, medical, life/accident insurance, accrued benefits under a retirement plan, director's and officer's insurance, and financial counseling during this period. In addition, for Messrs. Abrahams and Cohen, upon a termination due to disability, he would be entitled to 12 months of base salary continuation, offset by any long-term disability benefits he is entitled to, and benefits during such one-year period. Equity awards will be treated in accordance with the terms of the applicable plans, as described below. In each case, the severance payment is subject to the executive's execution of a release of claims against CIE and its affiliates, employees, directors and other related parties. Upon a termination without cause, resignation for good reason, disability, or non-renewal by Messrs. Abrahams or Cohen, the executive is subject to a one-year non-compete. Upon a termination without cause, resignation for good reason, or non-renewal by CIE, or upon a termination by Mr. Garber without good reason, Mr. Garber is subject to a one-year non-compete. For each such executive, upon a termination for cause, the non-compete period is six months.
Treatment of Equity Awards Without a Change in Control - All Named Executive Officers
CIE Management Equity Incentive Plan, or MEIP
Except as described below in the context of change of control, death or disability, upon a termination from employment, all unvested awards are forfeited and vested options may be exercisable for limited periods, which vary based on the reason for termination.
Upon a termination due to death or disability, the portion of the award that would have vested on the anniversary of the grant date following such termination will vest and, if applicable, become exercisable, on such termination of employment.
For each of the named executive officers, upon a termination for any reason, options received under the MEIP and shares of CIE common stock held by a named executive officer may be repurchased by CIE in accordance with the terms and conditions of the MIRA (as defined below and described under "Certain Relationships and Related Party Transactions").
Change in Control Arrangements
Management Investor Rights Agreement, or MIRA
CIE is party to the Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated as of November 22, 2010, as amended (the "MIRA"), with certain of its holders of securities, including certain members of its management. The MIRA governs certain aspects of CIE's relationship with management securityholders. Under the terms of the MIRA, which is described below under "Certain Relationships and Related Party Transactions," upon certain change in control transactions within the meaning of the MIRA, CIE may require Messrs. Garber, Abrahams and Cohen to sell their management shares to the buyer on the same terms that CIE's owners have negotiated with the buyer. If CIE does not exercise this right, then under certain circumstances Messrs. Garber, Abrahams or Cohen may require us to allow them to sell to the buyers on such terms.
CIE Management Equity Incentive Plan, or MEIP
Under the MEIP, if within the one-year period following a change-in-control an employee is terminated without cause (defined below) or quits for good reason (defined below) unvested awards fully vest. Upon a change in control of CIE, if provisions are not made by the successor company for a named executive officer's employment as is reasonably satisfactory to such named executive officer, he will have the right to resign for good reason.
CAC 2014 Performance Incentive Plan - Treatment of Awards under CAC/CEC Merger Agreement
Under the terms of the CAC/CEC Merger Agreement (described under "Certain Relationships and Related Party Transactions" below), equity awards made under the 2014 Incentive Plan will be treated as follows:

•
CAC Options. In connection with the CAC/CEC Merger, each outstanding option to purchase CAC common stock ("CAC Option") will be cancelled and converted automatically into an option to purchase a number of shares of CEC common stock equal to the product of (i) the number of shares of CAC common stock subject to such CAC Option and (ii) the exchange ratio (as adjusted), at an exercise price per share equal to (x) the exercise price of such CAC Option divided by (y) the exchange ratio. Each unvested CAC Option granted pursuant to the 2014 Incentive Plan will be amended in accordance with its terms to provide that it will become vested and exercisable (at target performance levels, if applicable) in the event the optionee's employment is terminated by CEC or any of its subsidiaries without cause (as defined in the 2014 Incentive Plan) or for good reason (as defined in the CAC/CEC Merger Agreement), in either case, within six (6) months following the effective time of the CAC/CEC Merger.

•
Other CAC Awards. For awards (other than CAC Options) granted under the 2014 Incentive Plan or the CAC Equity-Based Compensation Plan for CEC employees, at the effective time, such awards will be cancelled and converted automatically into a right to receive shares of CEC common stock. For CAC awards denominated in shares, the conversion rate will be equal to the product of (i) the number of shares of CAC common stock subject to such CAC award and (ii) the exchange ratio. For CAC awards denominated in cash, the number of shares of CEC common stock, or other securities, property or cash that may be delivered in settlement thereof, will be determined pursuant to the terms of the particular CAC plan on the relevant settlement date for such CAC award. In either case, each unvested CAC award granted pursuant to the 2014 Incentive Plan will be amended in accordance with its terms to provide that it will become vested and exercisable (at target performance levels, if applicable) in the event the awardee's employment is terminated by CEC or any of its subsidiaries without cause (as defined in the 2014 Incentive Plan) or for good reason (as defined in the CAC/CEC Merger Agreement), in either case, within six (6) months following the effective time of the CAC/CEC Merger.
Certain Definitions
Cause
For purposes of Mr. Garber's employment agreement, "cause" means (1) the failure of executive to substantially perform his duties, to comply with the policies and procedures of CIE, or to follow a lawful, reasonable directive from executive's direct or indirect supervisors or such other executive officer to whom executive reports; (2) any willful act of fraud, embezzlement, theft or dishonesty, by Mr. Garber, in each case, in connection with his duties or in the course of his employment or any violation of any provision of CIE's employee handbook or other CIE policies and procedures; (3) Mr. Garber being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in any jurisdiction in which CIE or CEC conducts gaming operations or any of their respective subsidiaries conducts gaming operations; (4)(A) Mr. Garber's willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes-Oxley Act of 2002, provided that such violation or noncompliance resulted in material economic harm to CEC, or (B) a final judicial order or determination prohibiting Mr. Garber from service as an officer pursuant to the Exchange Act or the rules of the New York Stock Exchange or NASDAQ; or (5) willful breach by Mr. Garber of his non-competition or confidentiality restrictions.
For purposes of Messrs. Abrahams' and Cohen's employment agreements, "cause" means (1) the failure of executive to substantially perform his duties, or to comply with the policies and procedures of CIE (as determined by CIE in its sole discretion) or to follow a lawful, reasonable directive from designated executives (or the Board of Directors in the case of Mr. Cohen); (2)(A) any willful act of fraud, or embezzlement or theft, by the executive, in each case, in connection with his duties or in the course of his employment or (B) the executive's admission in any court, or conviction of, or plea of nolo contendere to, a felony; (3) the executive being found unsuitable for or having a gaming license denied or revoked by the gaming regulatory authorities in any jurisdiction in which CEC or CIE, or any of their respective subsidiaries or affiliates conducts gaming operations; (4)(A) the executive's willful and material violation of, or noncompliance with, any securities laws or stock exchange listing rules, including, without limitation, the Sarbanes-Oxley Act of 2002, provided that such violation or noncompliance resulted in material economic harm to CIE, or (B) a final judicial order or determination prohibiting the executive from service as an officer pursuant to the Exchange Act or the rules of the New York Stock Exchange or NASDAQ, as applicable; or (5) willful breach by the executive of his non-competition or confidentiality restrictions.
Good Reason
For purposes of Mr. Garber's employment agreement, "good reason" means the following circumstances, unless such circumstances are fully corrected prior to the date of termination specified in the written notice given by Mr. Garber notifying us of his intention to terminate employment for good reason: (1) a reduction in Mr. Garber's annual base salary, other than a reduction in base salary that applies to a similarly situated class of employees of CEC or its affiliates; (2) failure by CIE to pay or provide to Mr. Garber any material portion of his then current base salary or then current benefits (except pursuant to a compensation deferral elected by Mr. Garber) other than such failure that results from a modification to any compensation arrangement or benefit plan that is generally applicable to similarly situated officers; (3) failure to obtain a satisfactory agreement from any successor to assume and agree to perform Mr. Garber's employment agreement; or (4) if Mr. Garber is reassigned to a position in which he no longer reports directly to the CIE Board of Directors.
For purposes of Messrs. Abrahams' and Cohen's employment agreements, "good reason" means, without the executive's express written consent, the following circumstances, unless such circumstances are fully corrected prior to the date of termination specified in the written notice given by the executive notifying CIE of his intention to terminate employment for good reason: (1) a reduction in the executive's annual base salary, as the same may be increased from time to time in accordance with the terms of the employment agreement other than a reduction in base salary that applies to a similarly situated class of employees of CIE or its affiliates; (2)(A) failure by CIE to pay or provide to the executive any material portion of his then current base salary or then current benefits (except pursuant to a compensation deferral elected by the executive) or (B) failure to pay the executive any material portion of deferred compensation under any deferred compensation program within 30 days of the date such compensation is due and permitted to be paid under Section 409A of the Code, in each case other than any such failure that results from a modification to any compensation arrangement or benefit plan that is generally applicable to similarly situated officers; or (3) failure to obtain a satisfactory agreement from any successor to assume and agree to perform the executive's employment agreement.
Change in Control
Under the MEIP, "change in control" means the occurrence of one of the following events: (i) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of CIE's assets on a consolidated basis to any person or group of related persons for purposes of Section 13(d) of the Exchange Act, together with any affiliates thereof other than to the majority stockholder or any ultimate parent entity of CIE or CIE's majority stockholder; (ii) the approval by the holders of the outstanding voting securities of CIE of any plan or proposal for the liquidation or dissolution of CIE; (iii) any person or group (other than the majority stockholder or any ultimate parent entity of CIE or CIE's majority stockholder) becoming the beneficial owner (within the meaning of Section 13(d) of the Exchange Act), directly or indirectly, of common stock representing more than 50% of the combined voting power of CIE entitled to vote generally in the election of directors; (iv) the replacement of a majority of CIE's board of directors over a two-year period of the directors who constituted CIE's board of directors at the beginning of such period, and such replacement shall not have been approved by a vote of at least a majority of CIE's board of directors then still in office who either were members of such board of directors at the beginning of such period or whose election as a member of such board of directors was previously so approved or who were nominated by, or designees of, the majority stockholder or any ultimate parent entity of CIE or CIE's majority stockholder; or (v) consummation of a merger, consolidation or other transaction involving CIE following which CIE's majority stockholder or any ultimate parent entity of CIE or CIE's majority stockholder does not hold capital stock or other securities of the surviving corporation (A) with voting power to elect a majority of the surviving entity's board of directors or (B) representing at least 50% of the equity securities of the surviving entity.
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Marc Rowan	—	—	—
David Sambur	—	—	—
Karl Peterson	—	—	—
Philip Erlanger(2)(3)	125,000	50,005	175,005
Marc Beilinson(2)(3)(4)	950,000	50,005	1,000,005
Don Kornstein(2)(3)	150,000	50,005	200,005
Dhiren Fonseca(3)	75,000	50,005	125,005
_________________________

(1)
Represents the grant date fair value of RSU awards CAC granted in 2015, as computed in accordance with FASB ASC Topic 718. The grant date fair value shown is based on a per share value of $7.73, representing the closing price of our common stock on the May 21, 2015 grant date, multiplied by 6,469, the number of RSUs granted.

(2)	Messrs. Beilinson, Erlanger and Kornstein each received an annual fee of $25,000 for their service on the Special Committee as described under "Corporate Governance-Board Committees" above.

(3)
On July 30, 2014, the Board approved revised compensation guidelines for our directors. Our independent board members receive a $75,000 annual fee for service on the Board, and $25,000 for participation on the Audit Committee; $15,000 for participation on the Human Resources Committee and $10,000 for Committee chairmanship. Accordingly, Messrs. Beilinson, Erlanger, and Kornstein received their base compensation of $75,000 annually for their service on the Board plus $25,000 each for their service on the Audit Committee, and Mr. Kornstein received an additional $10,000 for his Audit Committee chairmanship and an additional $15,000 for his service on the Human Resources Committee.

(4)	In May 2015, the Human Resources Committee approved compensation of the Litigation Committee, of which Mr. Beilinson is the sole member, at $75,000 per month, effective as of February 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
CAC indirectly owns 100% of the voting units of CGPH. In addition CAC, is the managing member of Growth Partners, which is the managing member of CGP Parent, which is CGPH's managing member. Thus, all decisions relating to CGPH's business, affairs, and properties are be made by CAC and its directors and executive officers. CGPH does not have separate directors and officers. Unless context otherwise requires, solely for purposes of this section, the term "Company" refers to CAC and "we," "us" and "our" refer to CAC and its consolidated subsidiaries on a combined basis.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CGP Parent owns 100% of CGPH. The following table provides certain information regarding the beneficial ownership of our outstanding capital stock based on public disclosures or otherwise known to the Company as of March 21, 2016 for:

•	each person or group known to us to be the beneficial owner of more than 5% of our capital stock;

•	each of our named executive officers in the Summary Compensation Table;

•	each of our directors and director nominees; and

•	all of our current directors and executive officers as a group.
Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community or marital property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of Class A common stock held by them. Unless otherwise specified, the address of each of our directors and named executive officers is c/o Caesars Acquisition Company, One Caesars Palace Drive, Las Vegas, Nevada 89109.
Shares of Class A common stock subject to options currently exercisable or exercisable within 60 days of March 21, 2016 and not subject to repurchase as of that date, and shares of Class A common stock underlying RSUs which will vest within 60 days of March 21, 2016, are deemed outstanding for the purpose of calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for the purpose of calculating the percentage of outstanding shares owned by any other person.

Name	Shares of Class A Common Stock Beneficially Owned	Rights to Acquire Shares of Class A Common Stock (Options)	Rights to Acquire Shares of Class A Common Stock (Restricted Stock Units)	Percentage of Class (%)
>5% Stockholders
Apollo Funds(1)(2)(4)	—	—	—	—
TPG Funds(1)(3)(4)	—	—	—	—
Hamlet Holdings LLC(1)(4)	90,063,316	—	—	65.58%
Paulson & Co(5)	13,159,098	—	—	9.59%
Non-Employee Directors
Marc Rowan(2)(4)	—	—	—	—
David Sambur	—	—	—	—
Karl Peterson	—	—	—	—
Philip Erlanger	12,257	—	—	*
Marc Beilinson	12,257	—	—	*
Don Kornstein	12,257	—	—	*
Dhiren Fonseca	12,257	—	—	*
Named Executive Officers
Mitch Garber	87,791	—	—	*
Craig Abrahams	50,392	—	—	*
Michael Cohen	29,600	—	17,361	*

All current directors and executive officers as a group	216,811	—	17,361	*
_________________________

*	Represents less than 1% of outstanding shares of Class A Common Stock.

(1)
Each of Apollo Hamlet Holdings, LLC ("Apollo Hamlet") and Apollo Hamlet Holdings B, LLC ("Apollo Hamlet B" and together with Apollo Hamlet, the "Apollo Funds"), TPG Hamlet Holdings, LLC ("TPG Hamlet") and TPG Hamlet Holdings B, LLC ("TPG Hamlet B," and together with TPG Hamlet, the "TPG Funds"), and Co-Invest Hamlet Holdings B, LLC ("Co-Invest B") and Co-Invest Hamlet Holdings, Series LLC ("Co-Invest LLC" and together with Co-Invest B, the "Co-Invest Funds") (collectively, the Apollo Funds, the TPG Funds and the Co-Invest Funds are the "Sponsors"), granted an irrevocable proxy (the "Irrevocable Proxy") in respect of all of the shares of Class A common stock held by such entity to Hamlet Holdings, irrevocably constituting and appointing Hamlet Holdings, with full power of substitution, its true and lawful proxy and attorney-in-fact to: (i) vote all of the shares of the Class A common stock held by such entity at any meeting (and any adjournment or postponement thereof) of the Company's stockholders, and in connection with any written consent of the Company's stockholders, and (ii) direct and effect the sale, transfer or other disposition of all or any part of the shares of Class A common stock held by that entity, if, as and when so determined in the sole discretion of Hamlet Holdings. The Sponsors directly hold an aggregate of 90,063,316 shares of Class A common stock, all of which are subject to the Irrevocable Proxy. Pursuant to Rule 13d-3 under the Exchange Act, all of the shares of Class A common stock held of record by the Sponsors are beneficially owned by Hamlet Holdings pursuant to the Irrevocable Proxy that grants Hamlet Holdings sole voting and sole dispositive power with respect to such shares.

(2)
Apollo Investment Fund VI, L.P. ("AIF VI") is the sole member of Apollo Hamlet B. Apollo Management VI, L.P. ("Management VI") is the general partner of AIF VI and one of two managing members of each of the Co-Invest Funds. AIF VI Management, LLC ("AIF VI Management") is the general partner of Management VI. Apollo Management, L.P. ("Apollo Management") is the sole member and manager of AIF VI Management, and Apollo Management GP, LLC ("Management GP") is the general partner of Apollo Management. Apollo Management Holdings, L.P. ("Management Holdings") is the sole member and manager of Management GP, and Apollo Management Holdings GP, LLC ("Management Holdings GP") is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan serve as the managers of Apollo Hamlet and Apollo Hamlet B, and serve as the managers, as well as executive officers, of Management Holdings GP. The address of the Apollo Funds, AIF VI, Management VI, AIF VI Management, Apollo Management, Management GP, Management Holdings, Management Holdings GP, and Messrs. Black, Harris and Rowan is 9 West 57th Street, 43rd Floor, New York, New York 10019. The address of the Co-Invest Funds is c/o Apollo Management VI, L.P., 9 West 57th Street, 43rd Floor, New York, New York 10019 and c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(3)
David Bonderman and James Coulter are officers and sole shareholders of TPG Group Holdings (SBS) Advisors, Inc., which is the general partner of TPG Group Holdings (SBS), L.P., which is the sole member of TPG Holdings I-A, LLC, which is the general partner of TPG Holdings I, L.P., which is the sole member of TPG GenPar V Advisors, LLC, which is the general partner of TPG GenPar V, L.P., which is the general partner of TPG V Hamlet AIV, L.P., which is the managing member of TPG Hamlet. TPG GenPar V, L.P. is also the managing member of TPG Hamlet B and a managing member of each of the Co-Invest Funds. Messrs. Bonderman and Coulter are also members of Hamlet Holdings. Each of Messrs. Bonderman and

Coulter and the TPG Funds disclaim beneficial ownership of the Class A common stock held by Hamlet Holdings pursuant to the Irrevocable Proxy. The address of the TPG Funds is c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(4)
The members of Hamlet Holdings are Leon Black, Joshua Harris and Marc Rowan, each of whom is affiliated with Apollo and holds approximately 17% of the limited liability company interests of Hamlet Holdings, and David Bonderman and James Coulter, each of whom is affiliated with the TPG Funds and holds approximately 25% of the limited liability company interests of Hamlet Holdings. The address of Hamlet Holdings is c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(5)
Pursuant to a Schedule 13G filed with the SEC on February 16, 2016, shares of class A common stock beneficially owned include all of the common stock held by funds and accounts managed by Paulson & Co. Inc. ("Paulson"), an investment advisor that is registered under the Investment Advisors Act of 1940, and its affiliates furnish investment advice to and manage onshore and offshore investment funds and separate managed accounts (such investment funds and accounts, the "Paulson Funds"). In its role as investment advisor, or manager, Paulson possesses voting and/or investment power over the securities of the Company described in this table that are owned by the Paulson Funds. All securities reported in this table are owned by the Paulson Funds. Paulson disclaims beneficial ownership of such securities. The address of Paulson is 1251 Avenue of the Americas, New York, NY 10020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
CAC indirectly owns 100% of the voting units of CGPH. In addition CAC, is the managing member of Growth Partners, which is the managing member of CGP Parent, which is CGPH's managing member. Thus, all decisions relating to CGPH's business, affairs, and properties are be made by CAC and its directors and executive officers. CGPH does not have separate directors and officers. Unless context otherwise requires, solely for purposes of this section, the term "Company" refers to CAC and "we," "us" and "our" refer to CAC and its consolidated subsidiaries on a combined basis.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Related Party Transaction Policy
Our Board has a written related party transaction policy and procedures which give our Audit Committee the power to approve or disapprove potential related party transactions of our directors and executive officers, their immediate family members and entities where they hold a 5% or greater beneficial ownership interest. The Audit Committee is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the person's interest in the transaction.
The policy has pre-approved the following related party transactions:

•	compensation to an executive officer or director that is reported in our public filings and has been approved by the Human Resources Committee or our Board;

•
transactions where the interest arises only from (a) the person's position as a director on the related party's board; (b) direct or indirect ownership of less than 5% of the related party or (c) the person's position as a partner with the related party with less than 5% interest and not the general partner of the partnership; and

•	transactions involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture or similar services.
Related Party Transaction is defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect interest.
The following discussion reflects our relationships and related party transactions entered into in connection with the Transactions, as further described below under "Certain Relationships and Related Party Transactions - Transaction Agreement - October 21, 2013" and all other related party transactions since January 1, 2015. We, and CEC, are under the control of Hamlet Holdings, and the members of Hamlet Holdings are comprised of individuals affiliated with each of the Sponsors. David Sambur and Marc Rowan, each members of our Board, are affiliated with Apollo, and Karl Peterson, a member of our Board, is affiliated with TPG. CIE and Growth Partners are our direct or indirect subsidiaries. CEOC is a subsidiary of CEC. Certain of our executive officers and directors hold equity interests in us, CEC and CIE.
CIE Liquidity Plan
Our HRC approved the Caesars Interactive Entertainment, Inc. Liquidity Plan, effective as of February 10, 2014 (the "Liquidity Plan"), to provide liquidity to eligible holders of CIE shares, options and warrants. Eligible participants are employees, consultants or service providers of CIE or its affiliates, except that residents of Israel are not eligible to participate in the Liquidity Plan. The HRC or the CIE board of directors or a committee thereof (the "Administrator") administers the Liquidity Plan.

Under the Liquidity Plan, the Administrator has the discretion, but not the obligation, to offer to purchase, at fair market value at the time of purchase (less any applicable exercise price), some or all of the outstanding shares of CIE common stock and/or common shares underlying options or warrants held by eligible individuals from time to time during the term of the Liquidity Plan. In October 2014, the Administrator determined purchases will occur quarterly during the term of the Liquidity Plan. For purposes of a purchase occurring during any calendar quarter the fair market value per share of CIE common stock will be equal to the fair market value per share of CIE common stock as of the last day of the preceding calendar quarter, as set forth in a third party valuation of CIE as of such date. An eligible individual must remain an employee of or consultant to or service provider to CIE on the date the purchase price is paid to such eligible individual.
For each purchase date, the Administrator of the Liquidity Plan establishes a purchase pool. For purposes of any purchase date occurring (i) during the first calendar quarter, the pool amount will be equal to (1) 15% of CIE's adjusted EBITDA for the twelve month period ending on the preceding December 31, less (2) the pool actually applied to the purchase of securities under the Liquidity Plan on preceding purchase dates falling within the twelve month period ending on the preceding December 31; (ii) during the second calendar quarter, the pool amount will be equal to (1) 15% of CIE's adjusted EBITDA for the three month period ending on the preceding March 31; (iii) during the third calendar quarter, the pool amount will be equal to (1) 15% of CIE's adjusted EBITDA for the six month period ending on the preceding June 30, less (2) the pool actually applied to the purchase of securities under the Liquidity Plan on the preceding purchase date; and (iv) during the fourth calendar quarter, the pool amount will be equal to (1) 15% of CIE's adjusted EBITDA for the nine month period ending on the preceding September 30, less (2) the pool actually applied to the purchase of securities under the Liquidity Plan on the preceding two purchase dates. In the event the adjusted EBITDA for the applicable measurement period is greater than 110% of the budgeted adjusted EBITDA for such measurement period pursuant to CIE's operating plan approved by CIE's board of directors, the references to 15% above will be increased to 20%. The pool will then be allocated proportionately among the eligible individuals based on the eligible securities held by them as of each purchase date. In practice, the pool amount for purchases made during the second, third, and fourth calendar quarter has been determined using 15% of EBITDA for the applicable measurement period irrespective of whether adjusted EBITDA has exceeded 110% of the budgeted adjusted EBITDA for the applicable measurement period; then for the purpose of the purchase occurring during the first calendar quarter of the subsequent year, in the event CIE's adjusted EBITDA for the twelve month period ending on the preceding December 31 has exceeded 110% of the budgeted adjusted EBITDA for such measurement period, the pool amount is increased to (1) 20% of CIE's adjusted EBITDA for the twelve month period ending on the preceding December 31, less (2) the pool actually applied to the purchase of securities under the Liquidity Plan on preceding purchase dates falling within the twelve month period ending on the preceding December 31. In the event CIE offers to purchase any securities under the Liquidity Plan from an eligible individual and such eligible individual rejects the offer, those securities held by such eligible individual that had been designated for repurchase will cease to be eligible for future purchases under the Liquidity Plan, unless determined by the Administrator. For purposes of the Liquidity Plan, "Adjusted EBITDA" means (a) for 2013 and 2014, the earnings before interest, taxes, depreciation and amortization of the social and mobile games businesses of CIE (calculated without regard to stock-based compensation expense and acquisition-related expenses), as reflected in the financial statements of CIE or its parent, and (b) for calendar years 2015 and beyond, the consolidated earnings before interest, taxes, depreciation and amortization of CIE (calculated without regard to stock-based compensation expense and acquisition-related expenses), as reflected in the financial statements of CIE or its parent.
Our named executive officers are eligible to participate in the Liquidity Plan. In January, May, July and October 2015 and January 2016, each of Messrs. Garber, Abrahams and Cohen accepted CIE's offer to purchase the shares underlying certain options to purchase shares of CIE common stock and/or shares of CIE common stock, as shown below.

Purchases of CIE Shares or Options Under the CIE Liquidity Plan Since January 1, 2015

Repurchase Events	Mitch Garber	Craig Abrahams	Michael Cohen
January 11, 2015
Number of Shares Underlying Options Purchased(2)	—	—	49.5076
Number of Shares Purchased	554.8901(1)	165.7924	11.6712
Purchase Price Per Share	$12,630	$12,630	$12,630
Payment Amount	$7,008,262.46	$2,093,958.15	$694,144.34
May 4, 2015
Number of Shares Underlying Options Purchased(2)	302.4660	30.1866	8.9190
Number of Shares Purchased	—	39.3526	14.5664
Purchase Price Per Share	$13,190	$13,190	$13,190
Payment Amount	$3,509,664.35	$869,331.44	$295,622.55
July 15, 2015
Number of Shares Underlying Options Purchased(2)	317.0575	78.5378	26.7120
Number of Shares Purchased	—	—	—
Purchase Price Per Share	$13,200	$13,200	$13,200
Payment Amount	$3,682,147.32	$912,099.20	$310,219.34
October 13, 2015
Number of Shares Underlying Options Purchased(2)	115.9602	9.2842	13.1404
Number of Shares Purchased	158.6616	55.1130	11.6100
Purchase Price Per Share	$15,340	$15,340	$15,340
Payment Amount	$4,028,727.55	$973,123.66	$358,823.89
January 13, 2016
Number of Shares Underlying Options Purchased(2)	—	107.5579	37.7595
Number of Shares Purchased	392.8213(1)	—	—
Purchase Price Per Share	$15,740	$15,740	$15,740
Payment Amount	$6,183,007.26	$1,522,320.74	$534,429.08
_________________________

(1)
Includes 396.2285 shares that were held by Stephenson Management, a company that Mr. Garber controls, on January 11, 2015, and 392.8213 shares that were held by Stephenson Management on January 13, 2016.

(2)	The stock options have an exercise price of $1,586.50 per underlying share.
Omnibus Voting Agreement
In connection with our formation transactions (as more fully described below), on October 21, 2013, Hamlet Holdings, affiliates of the Sponsors and their co-investors, CAC and CEC, entered into a voting rights agreement (the "Omnibus Voting Agreement") pursuant to which, in the event that any meeting of the stockholders of either CEC or CAC is called to seek approval for any action in connection with the Call Right (as defined below), such parties agree to appear at any such meeting and otherwise cause the shares under its beneficial ownership to be voted in favor of granting any such approval required or necessary for consummation of the Call Right (other than the election to require CEC to acquire CAC's Class A common stock in lieu of voting units of Growth Partners) and pursuant to which some of the parties provide for certain rights and obligations of such parties with respect to their ownership of the CAC Class A common shares. The Omnibus Voting Agreement also contains, among other things, the agreement among such parties to restrict their ability to transfer stock of the Company, as well as tag-along rights and drag-along rights. The Omnibus Voting Agreement also provides the parties with certain rights with respect to the approval of certain matters and the designation of nominees to serve on our Board.
Agreements with Caesars Entertainment and its Subsidiaries
CAC/CEC Merger Agreement
On December 21, 2014, CAC and CEC entered into an Agreement and Plan of Merger (the "CAC/CEC Merger Agreement"), pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company (the "CAC/CEC Merger").
Pursuant to the terms of the CAC/CEC Merger Agreement, and subject to the overall restructuring of CEOC, regulatory approval and other closing conditions, upon consummation of the CAC/CEC Merger, each share of CAC class A common stock issued and outstanding immediately prior to the effective time of the CAC/CEC Merger will be converted into shares of CEC common stock based on an exchange ratio of 0.664, subject to adjustment as described below. Consummation of the CAC/CEC Merger is contingent upon customary closing conditions and is also subject to other conditions, including the

CEOC restructuring plan having been approved by the bankruptcy court and minimum cash conditions for Growth Partners, CEC and Caesars Entertainment Resort Properties, LLC ("CERP"). Under the CAC/CEC Merger Agreement, CEC has agreed to use reasonable best efforts to undertake certain restructuring actions and to consult with CAC regarding actions in connection with the bankruptcy filing by CEOC, a major subsidiary of CEC, if CEC determines, in its reasonable discretion, that such additional actions could reasonably be expected to be materially adverse to us.
Treatment of CAC Equity Awards
See "Change in Control Arrangements" above for a description of the treatment of awards made under the 2014 Incentive Plan in connection with the CAC/CEC Merger.
CEC Options
Outstanding and unvested options to purchase CEC common stock will be amended in connection with the CAC/CEC Merger to allow for accelerated vesting and exercisability of such awards for holders whose employment is terminated without cause by CEC or its subsidiaries or for good reason within six months following the CAC/CEC Merger. Each outstanding and unvested right of any kind to receive shares of CEC common stock will also be amended to provide for similar double trigger acceleration. As discussed in this proxy statement, certain of our named executive officers hold CEC equity awards that would be eligible for accelerated vesting following the CAC/CEC Merger if a qualifying termination occurs.
Adjustment Period
During the adjustment period, the Special Committee of our Board of Directors and the Special Committee of CEC's Board of Directors, each composed solely of independent directors, will determine if there should be an adjustment to the aforementioned exchange ratio and the amount of any such adjustment, taking into consideration all relevant facts and circumstances affecting the intrinsic value of us and CEC. The adjustment period is the 14-day period beginning on the later of (i) the date that the CEOC restructuring plan is confirmed and (ii) the date that both CAC and CEC confirm that their respective independent financial advisors have received all information as may be reasonably necessary or advisable in order to render a fairness opinion concerning the exchange ratio. If at the end of the adjustment period, our Special Committee and the CEC Special Committee have not agreed to an adjustment to the exchange ratio, there will not be such an adjustment. Within five business days following the end of the adjustment period, either we or CEC may terminate the CAC/CEC Merger Agreement if (a) our Special Committee and the CEC Special Committee cannot agree on an exchange ratio adjustment and a failure to terminate the CAC/CEC Merger Agreement would be inconsistent with their respective directors' fiduciary duties or (b) our Special Committee or the CEC Special Committee, as applicable, has not received an opinion of its respective financial advisor that the exchange ratio (as adjusted, if applicable) is fair, from a financial point of view to us and our public stockholders or CEC, as applicable.
CES Services and Agreements
CES, a services joint venture among CEOC, CERP, a subsidiary of CEC, and CGPH (an indirect subsidiary of Growth Partners and thus one of our indirect subsidiaries), (together the "CES Members" and each a "CES Member") manages our casino properties and provides us with access to management expertise, intellectual property, back office services and Total Rewards® loyalty program. CES also employs personnel under each property's corresponding property management agreement. Operating expenses are allocated to each CES Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. The management, operation and power of CES are vested exclusively in a steering committee comprised of one representative of each CES Member (the "Steering Committee"). Each Steering Committee member is entitled to one vote on any matter for which the vote of the CES Members or the Steering Committee is sought or obtained. Decisions of the Steering Committee are taken by majority consent of its members, subject to certain consent rights and unanimity requirements (including, without limitation, in connection with any merger, dissolution, issuance of equity or affiliate transaction involving CES). On September 3, 2015, CEOC and CERP, each a member of the CES Steering Committee, voted, over CGPH's objection, to adjust these allocation percentages, retroactively as of July 1, 2015, to 65.4% for CEOC, 21.8% for CERP, and 12.8% for CGPH (the "Allocation Adjustment"), increasing the CGPH allocation from 5.4% to 12.8%. On September 4, 2015, CGPH served a Notice of Breach and Reservation of Rights, advising CEOC and CERP that it considered the Allocation Adjustment to be an impermissible change in allocation methodology in contravention of the procedures agreed in the CES Agreement and, although CGPH would make payments in accordance with the new allocation, it did so under protest and with reservation of all of its rights.
Under the Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among CES (the "Omnibus Agreement") or other related agreements, CES provides to the CES Members and certain of their affiliates that own properties that require CES services (the CES Members and such affiliates, "Recipients"). Initial contributions by the CES Members included a $22.5 million cash payment by Growth Partners on behalf of CGPH in October 2014. Pursuant to a capital call during the three months ended December 31, 2014, Growth Partners contributed an additional $0.1 million on behalf of CGPH. Pursuant to capital calls during the year ended December 31, 2015, Growth Partners contributed an additional $3.9 million to CES. On October 1, 2014 and January 1, 2015, the CES Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the CES Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, Caesars License Company, LLC ("CLC"), Caesars World, Inc. ("CWI") and subsidiaries of CEOC that are the owners of the CEOC properties grant CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the CES Members and their respective affiliates, including any and all intellectual property related to the Total Rewards® program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the "Enterprise Assets"). CEOC, CLC and CWI also grant CES licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by CEOC or its subsidiaries. The owners of the properties controlled by CGPH and CERP grant to CES licenses to any intellectual property owned by such licensors that is specific to any CGPH or CERP-owned or controlled property. CES in turn grants to the properties owned or controlled by the CES Members and other Recipients licenses to the Enterprise Assets, and with respect to the Harrah's New Orleans and Bally's Las Vegas managed facilities, an exclusive (subject to geographic restrictions) license in and to the "Harrah's" and "Bally's" names. CES also grants to CEOC, CLC, CWI and the properties owned or controlled by the CES Members, licenses to any intellectual property that CES develops or acquires that is not derivative of the intellectual property licensed to it. Upon the termination or expiration of any license granted pursuant to the Omnibus Agreement that is subject to termination or expiration, the applicable licensee shall have a one-year transition period to discontinue all use of the intellectual property licensed to such licensee.
Growth Partners recorded allocated general corporate expenses and directly billed expenses incurred through CEC, CES and CEOC totaling $135.4 million for the year ended December 31, 2015.
CEOC Registration Rights Agreement
On August 6, 2014, Growth Partners effectuated a distribution of 100% of the CEOC 6.50% Senior Notes due 2016 (the "6.50% Senior Notes") and the CEOC 5.75% Senior Notes due 2017 (the "5.75% Senior Notes," and, together with the 6.50% Senior Notes, the "Senior Notes") as a dividend to its members, pro rata based upon each member's ownership percentage in Growth Partners (the "Notes Distribution"). We, as a member of Growth Partners and the holder of 42.4% of the economic interests in Growth Partners, received in connection with the Notes Distribution $137,457,000 in aggregate principal amount of the 6.50% Senior Notes and $151,433,000 in aggregate principal amount of the 5.75% Senior Notes. On August 6, 2014, we entered into that certain Registration Rights and Cooperation Agreement (the "CEOC Registration Rights Agreement"), by and between us and CEOC. Pursuant to the CEOC Registration Rights Agreement, CEOC granted us registration rights to, and agreed to assist and cooperate with us in conducting a possible private placement of the Senior Notes received by CAC, pursuant to the Notes Distribution made by Growth Partners.
Pursuant to the CEOC Registration Rights Agreement, CEOC has agreed to (i) prepare a "shelf" registration statement (the "CEOC Shelf Registration Statement"), (ii) use commercially reasonable efforts to have the CEOC Shelf Registration Statement declared effective by the SEC and (iii) use commercially reasonable efforts to maintain the effectiveness of the CEOC Shelf Registration Statement, as further specified in the CEOC Registration Rights Agreement. If by October 31, 2014, CEOC did not file, or failed to maintain the effectiveness of, the CEOC Shelf Registration Statement, we may request that (i) CEOC register all or part of the Senior Notes under the Securities Act of 1933 (the "Securities Act") and/or (ii) CEOC assist and cooperate in the conducting of a private placement of the Senior Notes received by us pursuant to the Notes Distribution, subject to certain black-out periods. As of March 21, 2016, CEOC has not filed the CEOC Shelf Registration Statement. In addition to the provisions discussed above, the CEOC Registration Rights Agreement also includes provisions concerning registration procedures and indemnification and contribution obligations, amongst other things.
Growth Partners Operating Agreement
On October 21, 2013, we and certain subsidiaries of CEC entered into an amended and restated limited liability company agreement of Growth Partners (the "Growth Partners Operating Agreement") under which we manage and operate the business and affairs of Growth Partners as the managing member and sole holder of its voting units, and may request certain back-office and advisory services from CEOC under the Growth Partners Management Services Agreement (as defined below). Approval by our Board is required to approve certain significant corporate actions at Growth Partners, including, among other things, liquidation or dissolution; merger, consolidation or sale of all or substantially all of the assets; acquisitions or investments outside of the ordinary course of business; and material amendments to the Growth Partners Operating Agreement.
All of the holders of Growth Partners' units will be entitled to share equally in any distributions that we, as managing member, may declare from legally available sources, subject to the distribution waterfall in connection with a liquidation, a partial liquidation or sale of material assets. All of the holders of units will also be entitled to receive quarterly cash tax distributions (other than in connection with a liquidation or certain partial liquidations). The Call Right (as defined below), the liquidation right held by us and the development of ongoing business opportunities are further described below.
The management, operation and power of Growth Partners are vested exclusively in us and independent of CEC; provided, however, that the Growth Partners Operating Agreement contains certain provisions requiring us to cause Growth Partners to interact with CEC on an arm's length basis.
Call Right
As set forth in our Certificate of Incorporation and the Growth Partners Operating Agreement, after the third anniversary of the closing of the Transactions (as defined below, which closing occurred on October 21, 2013), CEC and/or its subsidiaries will have the right, which it may assign to any of its affiliates or to any transferee of all non-voting units of Growth Partners held by CEC and which only may be exercised under certain circumstances as described below, to acquire all or a portion of the voting units of Growth Partners, or at our election and subject to the approval of our stockholders, the shares of our Class A common stock, not otherwise owned by CEC and/or its subsidiaries at such time (the "Call Right"). The purchase consideration may be, at CEC's option, cash or shares of CEC's common stock valued at market value, net of customary market discount and expenses, provided that the cash portion will not exceed 50% of the total consideration in any exercise of the Call Right. The purchase price will be the fair market value of the voting units of Growth Partners (or shares of our Class A common stock) at such time based on an independent appraisal, subject to (i) a minimum purchase price equal to the capital contribution in respect of such units plus a 10.5% per annum return on such capital contribution, or (ii) a maximum purchase price equal to the capital contribution in respect of such units plus a 25% per annum return on such capital contribution, in either case, taking into account prior distributions (other than tax distributions) with respect to such units.
The Call Right may be exercisable in part by CEC (up to three times), but until the Call Right is exercised in full, any voting units of Growth Partners (or shares of our Class A common stock) acquired by CEC will be converted into non-voting units (or non-voting shares of our Class B common stock). Additionally, the Call Right may only be exercised by CEC and/or its subsidiaries if, at the time of such exercise, (w) CEC and CAC enter into a resale registration rights agreement with respect to the shares of CEC Common Stock used as all or a portion of the purchase consideration in connection with the exercise of the Call Right, (x) the common stock of CEC is (i) registered with the SEC, (ii) listed for trading and trades on a national securities exchange, and (iii) issuable upon exercise of the Call Right will represent, in the aggregate, not more than one half of the total CEC's common stock issued and outstanding giving effect to the exercise of the Call Right, (y) CEC has a minimum liquidity of $1.0 billion and a maximum net debt leverage ratio of 9.00 to 1.00, and (z) no event of default has occurred and is in effect under any financing agreement of CEC or its subsidiaries. Further, in the event that a stockholder vote of CEC is required in connection with the exercise of such Call Right, receipt of affirmative approval of such vote will be a condition to the exercise of the Call Right and at the closing of the Transactions, affiliates of the Sponsors will enter into a voting support agreement in favor of any such stockholder approval. In addition, a majority of the independent directors of the board of directors of CEC must approve the exercise of the Call Right by CEC and/or its subsidiaries. The Call Right will be transferable to a transferee that also receives a transfer of all the non-voting units of Growth Partners, and exercisable by the transferee upon the same terms and conditions (including same consideration in the form of CEC stock) as applicable to CEC and its subsidiaries.
For information with respect to CEC and its common stock, you may refer to the annual and quarterly reports and other information that CEC files with the SEC. CEC's filings are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.
Liquidation Right
Following the fifth anniversary of the closing of the Transactions and until the eighth year six month anniversary of the closing of the Transactions (i.e., from October 21, 2018 through April 21, 2022) our Board will have the right to cause a liquidation of Growth Partners, including the sale or winding up of Growth Partners, or other monetization of all of its assets and the distribution of the proceeds remaining after satisfaction of all liabilities of Growth Partners to the holders of Growth Partners' units according to the waterfall described below. On the eighth year and six month anniversary of the closing of the Transactions (unless otherwise agreed by CEC and us), if our Board has not previously exercised its liquidation right, Growth Partners shall, and our Board shall cause Growth Partners to, effect a liquidation.
Upon a liquidation, partial liquidation or sale of material assets, all net cash and other assets not monetizable of Growth Partners shall, subject to applicable gaming regulatory laws, be distributed as follows: (i) first, to all units held by us until amounts distributed equal return of our capital contribution (less an amount equal to the aggregate of the amount reimbursed in the form of the approximately $1.1 billion of aggregate principal amount of senior notes previously issued by CEOC and the aggregate value of our subscription rights that were distributed by CEC and that were restored to CEC by Growth Partners in the form of CEOC Notes (as defined below) with equivalent value to the rights value (such amount, the "Capital Shift Amount")) plus a 10.5% per annum of return on such capital contribution (such return to begin accruing on the proceeds in excess of the purchase price of Planet Hollywood, Horseshoe Baltimore and 50% of the related management fees only upon the investment of such excess proceeds by Growth Partners); (ii) second, to all units held by CEC and/or its subsidiaries until CEC catches up (on a per unit basis) to its respective amount distributed in provision (i) (including the 10.5% per annum of return on the capital contribution) and CEC receives the Capital Shift Amount; and (iii) third, to all holders of units pro rata.
The structure pursuant to which Growth Partners will effect a liquidating distribution, sale of Growth Partners or other similar transaction that provides liquidity to the holders of Growth Partners' units as described above will be determined by a special-purpose liquidation committee that will include representatives from CEC and us. In connection with any liquidation of Growth Partners, we will have an approval right over any sale or other monetization of assets of Growth Partners that would not exceed the greater of (x) the book value of Growth Partners, and (y) the value of Growth Partners as determined by an appraiser selected by CAC.
Business Opportunities
When we consider new investment and acquisition opportunities, we will have to submit them to CEC, except for any expansion, add-on or additional investment in respect of any existing gaming property of Growth Partners or its subsidiaries, or with respect to CIE, any potential future investment or acquisition by CIE. A committee of the board of directors of CEC comprised of disinterested directors will make the determination on behalf of CEC to (1) exercise its right of first offer to pursue any potential project itself, or (2) decline the project for itself, after which Growth Partners may elect or decline to pursue the project. When CEC considers new investment and acquisition opportunities, CEC will have the option to (1) pursue any potential project itself, or (2) decline the project for itself, after which Growth Partners may elect or decline to pursue the project. In the event CEC declines an opportunity and Growth Partners undertakes the opportunity, Growth Partners will retain a 50% financial stake in the management fee to be received by CEC, unless otherwise agreed, and Growth Partners will acquire 100% of the new equity in such opportunity. In the event Growth Partners plans to sell any of its assets to third parties, CEC will have the first right to make an offer to purchase such assets.
Exchange Rights
The Growth Partners Operating Agreement provides that on and after the fifth anniversary of the closing of the Transactions (or on and after October 21, 2018), the non-voting units of Growth Partners will be exchangeable into non-voting shares of our Class B common stock with equivalent terms to the non-voting units of Growth Partners and with the addition of rights to have all such Class B common stock registered under the Securities Act, pursuant to demand and shelf registration rights.
CAC Registration Rights Agreement
On October 21, 2013, we, Growth Partners, certain subsidiaries of CEC as holders of Growth Partner's non-voting units convertible into our Class B common stock, and the Sponsors and their co-investors entered into a registration rights agreement (the "CAC Registration Rights Agreement") that governs the terms of the demand and shelf registration rights for our Class B common stock and our Class A common stock described below. The Growth Partners Operating Agreement provides that on and after October 21, 2018, the non-voting units of Growth Partners will be exchangeable into non-voting shares of our Class B common stock with equivalent terms to the non-voting units of Growth Partners and with the addition of rights to have all such Class B common stock registered under the Securities Act, as amended, pursuant to demand and shelf registration rights. In addition, to the extent that our Class A common stock held by the Sponsors and their co-investors is deemed control and/or restricted securities, the Sponsors and their co-investors will also have the right to have all of their Class A common stock registered under the Securities Act, pursuant to demand and shelf registration rights with respect to such Class A common stock.
Resale Registration Rights Agreement
On October 21, 2013, we and CEC entered into a registration rights agreement in substantially the same terms as the CAC Registration Rights Agreement that grants demand and shelf registration rights to us in the event that we receive CEC publicly traded stock as compensation upon exercise of the Call Right and such stock is deemed control and/or restricted securities.
Transaction Agreement - October 21, 2013
On October 21, 2013, we and Growth Partners entered into a transaction agreement with CEC and certain of its subsidiaries that govern the distribution of the rights, the contribution and purchase of certain assets by subsidiaries of CEC and the ongoing rights and responsibilities among the parties (the "Transaction Agreement").
In accordance with the Transaction Agreement, on October 21, 2013, CEC distributed to its stockholders as of October 17, 2013 subscription rights to purchase shares of our Class A common stock in connection with a rights offering (the "Rights Offering"), and the Sponsors exercised their basic subscription rights under the Rights Offering in full to purchase

$457.8 million worth of our Class A common stock at a price of $8.64 per whole share. We used the proceeds of the Sponsors' share subscription to acquire all of the voting units of Growth Partners.
Also, on October 21, 2013, in accordance with and as provided in the Transaction Agreement, CEC contributed all of the shares of CIE outstanding common stock held by a subsidiary of CEC and approximately $1.1 billion in aggregate principal amount of senior notes (the "CEOC Notes") previously issued by CEOC that were owned by another subsidiary of CEC in exchange for non-voting units of Growth Partners (collectively, the "Contribution Transaction", and these assets, the "Contributed Assets"). The Contributed Assets had an aggregate value of approximately $1.3 billion after certain value-related adjustments for the CEOC Notes. Growth Partners is obligated to issue additional non-voting membership units to CEC to the extent that the earnings from a specified portion of CIE's social and mobile games business exceeds a pre-determined threshold amount in 2015. The estimated fair value of the contingently issuable non-voting membership units was $228.0 million at December 31, 2015. Growth Partners believes that it will issue approximately 31.9 million Class B non-voting units pursuant to the terms of the Transactions, although the final number of units to be issued is subject to the agreement of both us and CEC.
Additionally, on October 21, 2013, in accordance with and as provided in the Transaction Agreement, Growth Partners used $360.0 million of proceeds received from us to purchase from subsidiaries of CEC (i) Planet Hollywood, (ii) CEC's joint venture interests in a casino to be developed by CBAC Gaming, LLC (the "Maryland Joint Venture") in Baltimore, Maryland, and (iii) a 50% interest in the management fee revenues for both of those properties (collectively, the "Purchase Transaction" and the Contribution Transaction together with the Purchase Transaction, the "Transactions"). A subsidiary of Growth Partners assumed the $513.2 million of outstanding secured term loan related to Planet Hollywood in connection with the Purchase Transaction.
The Rights Offering closed on November 18, 2013 and our Class A common stock began trading on the NASDAQ Global Select Market under the symbol "CACQ" on November 19, 2013.
Growth Partners Management Services Agreement
On October 21, 2013, we and Growth Partners entered into a management services agreement with CEOC pursuant to which CEOC and its subsidiaries agreed to provide certain services to us, Growth Partners and their subsidiaries (the "Growth Partners Management Services Agreement"). For 2015, services previously provided under this agreement were generally provided under the CES Agreements discussed above.
At our request, CEOC could also provide certain business advisory services, including identifying and analyzing opportunistic investments and developing and implementing corporate and business strategies. While CEOC was to provide recommendations in its role as service provider, its primary role under the Growth Partners Management Services Agreement was to provide administrative and operational services as requested by our Board and executive officers. We hold all of the voting and decision-making power to authorize and implement strategies and operational direction at Growth Partners.
The Growth Partners Management Services Agreement, among other things:

•
contemplates that CEOC and its subsidiaries shall provide certain corporate services and back-office support, which shall include, but not be limited to: (1) maintaining books and records in accordance with United States generally accepted accounting principles ("GAAP"); (2) preparing financial statements in accordance with GAAP; (3) preparing operating and capital budgets (including budgets in support of the services fees required to be paid) which shall be approved by CAC; (4) establishing bank accounts, if necessary, and providing treasury and cash management functions; (5) arranging for letters of credit, as needed; (6) paying certain outstanding accounts payable, payroll and other expenses on a fully reimbursable basis; (7) preparing and filing all regulatory filings, including SEC filings and those required by any gaming control board or regulatory authority governing gaming; (8) providing access to certain trademarks for use in entity names; (9) providing access to certain proprietary business plans, projections and marketing, advertising and promotion plans, strategies, and systems; (10) providing access to lobbying services; and (11) providing certain centralized services including information technology services, information systems, website management, vendor relationship management, real estate, strategic sourcing, design and construction, regulatory compliance functions, finance and accounting, consolidated finance operations, risk management, internal audit, tax, record keeping and subsidiary management, treasury functions, regulatory compliance, human resources, compensation, benefits, marketing and public relations, legal, payroll, accounts payable, security and surveillance, government relations, communications and data access;

•
contemplates that CEOC and its subsidiaries shall provide certain advisory and business management services, which shall include, but not be limited to, assistance in: (1) developing and implementing corporate and business strategy and planning; (2) identifying, analyzing, preparing for, negotiating, structuring and executing acquisitions, joint ventures, development activities, divestitures, investments and/or other opportunistic uses of capital; (3) legal and accounting consultancy services; (4) design and construction consultancy services; and (5) analyzing and executing financing activities;

•	allows the parties to modify the terms and conditions of the performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee by us and/or Growth Partners in exchange for the provision of services.
CIE Shared Services Agreement
CIE is party to a shared services agreement dated as of May 1, 2009, with CEC and HIE Holdings, Inc. ("HIE Holdings") pursuant to which CEOC provides certain services to CIE (the "Shared Services Agreement"). For 2015, no services were provided under this agreement and no amounts were paid under this agreement, as all services were provided under the CES Agreements discussed above.
The Shared Services Agreement, among other things:

•
contemplates that CEOC will provide certain services related to accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, information systems, office space and corporate and other centralized services;

•	allows the parties to modify the terms and conditions of CEC performance of any of the services and to request additional services from time to time; and

•	provides for payment of a service fee to CEC in exchange for the provision of services in an amount equal to the fully allocated cost of such services plus 10%.
CIE Cross Marketing and Trademark License Agreement
CIE is party to a cross marketing and trademark license agreement with each of CWI, CLC, CEC and CEOC dated as of September 29, 2011 (the "Cross Marketing and Trademark License Agreement"). In addition to granting CIE the exclusive rights to use various brands of CEC in connection with social and mobile games and online real money gaming in exchange for a 3% royalty, this agreement also provides that CEOC will provide certain marketing and promotional activities for CIE, including its participation in the Total Rewards loyalty program, and CIE will provide certain marketing and promotional activities for CEC and CEOC. However, the marketing and promotional activities that would otherwise be performed under the Cross Marketing and Trademark License Agreement are now performed by CES. The agreement also provides for certain revenue share arrangements where CIE pays CEOC for customer referrals. This agreement is in effect until December 31, 2026, unless earlier terminated pursuant to the agreement's terms. During the year ended December 31, 2015, CIE paid $3.0 million pursuant to the terms of the Cross Marketing and Trademark License Agreement.
Tax Matters Agreement
On October 21, 2013, in connection with the contribution of CIE to Growth Partners, CIE entered into a tax matters agreement with CEC (the "Tax Matters Agreement"). The Tax Matters Agreement governs the respective rights, responsibilities, and obligations of CEC and CIE with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes with respect to CIE. The Tax Matters Agreement will remain in effect until the parties agree in writing to its termination.
In general, under the Tax Matters Agreement:

•	CIE and CEC agree to cooperate with each other in the preparation of tax returns and with regard to any audits related to the tax returns of CIE or CEC;

•
with respect to any period (or portion thereof) ending prior to CIE's deconsolidation from CEC's "consolidated group" for U.S. federal income tax purposes, CEC will pay (i) any U.S. federal income taxes of the "consolidated group" of which CEC is the common parent, and (ii) any state or local income taxes that are determined on a consolidated, combined, or unitary basis, and if CIE (including any of CIE's subsidiaries) is included in that consolidated, combined, or unitary group, CIE will pay CEC an amount equal to the amount of U.S. federal, state, or local income tax (as applicable) that CIE would have paid had CIE filed a separate consolidated U.S. federal, state, or local income tax return (as applicable) for any such period (or portion thereof), subject to certain adjustments;

•
with respect to any period (or portion thereof) beginning after CIE's deconsolidation from CEC's Consolidated Group, CIE will be responsible for any U.S. federal, state, or local income taxes of CIE and its subsidiaries;

•	CEC will be responsible for any U.S. federal, state, local, or foreign taxes due with respect to tax returns that include only CEC and/or its subsidiaries (excluding CIE and its subsidiaries); and

•	CIE will be responsible for any U.S. federal, state, local, or foreign taxes due with respect to tax returns that include only CIE and/or CIE's subsidiaries.
Asset Purchase Transaction
JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), 3535 LV Corp. ("The LINQ Hotel & Casino"), indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas") and Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell") were direct wholly-owned subsidiaries of CEOC, a wholly-owned subsidiary of CEC. On March 1, 2013, we and Growth Partners entered into that certain transaction agreement (as amended by the First Amendment to the Transaction Agreement, dated as of May 5, 2014, the "Properties Transaction Agreement") with CEC, CEOC, CLC, Harrah's New Orleans Management Company, Corner Investment Company, LLC ("CIC"), 3535 LV Corp., Parball Corporation and JCC Holding Company II, LLC pursuant to which Growth Partners (or one or more of its designated direct or indirect subsidiaries) agreed to acquire from CEOC or one or more of its affiliates, (i) The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements to be entered between a Property Manager (as defined) and the owners of each of those properties (the "Property Management Agreements"); and (iii) certain intellectual property that is specific to each of those properties for an aggregate purchase price of US $2.0 billion, less outstanding debt to be assumed in the transaction, and also subject to various pre-closing and post-closing adjustments in accordance with the terms of the Properties Transaction Agreement.
On May 5, 2014, CGPH, an indirect, wholly-owned subsidiary of Growth Partners, acquired through one or more subsidiaries (i) The Cromwell, The LINQ Hotel & Casino, and Bally's Las Vegas, (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined) and the owners of each of the acquired properties, and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "Acquired Properties Transaction") for an aggregate purchase price of $1,340.0 million less assumed debt of the Nevada Properties (as defined below), including the $185.0 million related to The Cromwell, and subject to various pre-closing and post-closing adjustments in accordance with the terms of the Properties Transaction Agreement. On May 5, 2014, Growth Partners contributed the equity interests of PHWLV, LLC and a 50% interest in the management fee revenues of PHW Manager, LLC to CGPH.
On May 20, 2014, CGPH through one or more subsidiaries acquired (i) Harrah's New Orleans, (ii) 50% of the ongoing management fees and any termination fees payable under the Louisiana property management agreement entered between a Property Manager and the owners of Harrah's New Orleans and (iii) certain intellectual property that is specific to Harrah's New Orleans (collectively referred to as the "Harrah's Transaction") for an aggregate purchase price of $660.0 million, less outstanding debt to be assumed, and also subject to various pre-closing and post-closing adjustments in accordance with the terms of the Properties Transaction Agreement.
In connection with the Acquired Properties Transaction and the Harrah's Transaction, CGPH and Caesars Growth Properties Finance, Inc., issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022. On May 8, 2014, CGPH closed on $1.175 billion of term loans and a $150.0 million revolving facility pursuant to a credit agreement.
CIE Management Investor Rights Agreement, or MIRA
CIE is party to the Amended and Restated Caesars Interactive Entertainment, Inc. Management Investor Rights Agreement, dated as of November 22, 2010, as amended, with certain of its holders of securities, including certain members of its management. The MIRA governs certain aspects of CIE's relationship with management securityholders. The MIRA, among other things:

•	restricts the ability of management securityholders to transfer shares of CIE common stock, with certain exceptions, prior to a qualified public offering;

•
allows Apollo Hamlet Holdings, LLC, Apollo Hamlet Holdings B, LLC and certain of their affiliates (collectively, the "Apollo Entities") and TPG Hamlet Holdings, LLC, TPG Hamlet Holdings B, LLC and certain of their affiliates (collectively, the "TPG Entities") to require management securityholders to participate in sale transactions in which the Apollo Entities and the TPG Entities sell more than 40% of their shares of CIE common stock;

•	allows management securityholders to participate in sale transactions in which the Apollo Entities and the TPG Entities sell shares of CIE common stock, subject to certain exceptions;

•	allows management securityholders to participate in registered offerings in which the Apollo Entities and the TPG Entities sell their shares of CIE common stock, subject to certain limitations;

•	allows management securityholders to require us to repurchase shares of CIE common stock upon termination of employment without cause or for good reason; and

•
allows CIE to repurchase, subject to applicable laws, all or any portion of its common stock held by management securityholders upon the termination of their employment with CIE or its subsidiaries, in certain circumstances.

The MIRA will terminate upon the dissolution of CIE or in part (i.e., certain rights contained in the MIRA, such as the right to compel transfers of stock, preemptive rights on issuances of new shares and the right to compel a repurchase of stock, will terminate) upon a public offering of at least 10% of the then-outstanding equity securities of CIE, CEC or HIE Holdings.
CIE has the right, but not the obligation, to repurchase from not less than all management securityholders up to two-thirds of the total shares of CIE common stock acquired pursuant to the exercise of an option ("Option Shares") held by each such management securityholder for the applicable purchase price as described below; provided, that, the relative percentage of Option Shares repurchased shall be the same with respect to each management securityholder. The applicable purchase price is an amount per Option Share equal to (I) the product of (i) fourteen (14) and (ii) the exercise price paid per Option Share less (II) the aggregate amount of dividends or distributions (including the fair market value of any non-cash dividends or distributions, if any) received with respect to such Option Share prior to the effectiveness of such repurchase, if any.
The MIRA was amended in connection with Rock Gaming LLC's subscription for CIE's common stock on March 30, 2012. The amended MIRA provides Rock Gaming LLC with certain preferred terms, including, among others, the right to appoint a director to the CIE board of directors. The MIRA was further amended on September 28, 2013 to apply the MIRA's provisions to all shares of CIE common stock underlying option, restricted stock and RSUs awards of CIE, restrict transfers of such shares, including shares delivered upon exercise or settlement of equity awards, and expand CIE's repurchase right so that it applies to shares of CIE common stock underlying all types of equity awards that may be granted to employees and other service providers. The MIRA was further amended on August 24, 2015 as to Rock Gaming LLC, to make certain additional exclusions to application of the terms of the MIRA to competitors.
Management Agreements between subsidiaries of CEOC and Growth Partners
Planet Hollywood and Maryland Joint Venture
PHW Las Vegas, LLC and PHW Manager, LLC, each a subsidiary of CEOC, entered into a hotel and casino management agreement dated as of February 19, 2010 that engages PHW Manager, LLC to manage and operate Planet Hollywood. The initial term of the agreement is 35 full calendar years, and may be extended by PHW Manager, LLC for two additional terms of 10 years each. PHW Manager, LLC is entitled to a base fee of 3% of adjusted gross operating revenue of PHW Las Vegas, LLC and an incentive fee of 4.5% of EBITDA less the base management fee of PHW Las Vegas, LLC for each operating year. In connection with the Transactions, PHW Las Vegas, LLC assigned the management agreement to a newly formed subsidiary, PHWLV, LLC that holds Planet Hollywood and related assets ("Planet Hollywood Subsidiary"), with the equity interests of the Planet Hollywood Subsidiary purchased by Growth Partners, our subsidiary. As a result Growth Partners owns the Planet Hollywood Subsidiary. PHW Manager, LLC assigned this agreement to CES on October 1, 2014, such that CES now provides the services to the Planet Hollywood Subsidiary. For the year ended December 31, 2015, the management fees incurred by the Planet Hollywood Subsidiary to CES were $20.9 million, not including any allocations. As of December 31, 2015, the unpaid balance related to these fees was $0.8 million.
Caesars Baltimore Management Company, LLC, an indirect subsidiary of CEOC, and the Maryland Joint Venture, are party to a management agreement, dated October 23, 2012, that engages Caesars Baltimore Management Company, LLC, a subsidiary of CEOC, to manage and operate the casino developed by the Maryland Joint Venture. The initial term of the agreement is until the 15th anniversary of the date on which the managed facilities open for business on an ongoing basis to the general public. Caesars Baltimore Management Company, LLC has the right to extend the initial term for one additional ten year period. Caesars Baltimore Management Company, LLC is entitled to a base management fee of 2% of net operating revenues of the Maryland Joint Venture and an incentive management fee of 5% of EBITDA of the Maryland Joint Venture, except that in certain situations the incentive management fee may fall to 4%, 3% or 2% of EBITDA. For the year ended December 31, 2015, the fees were $8.4 million. As of December 31, 2015, the unpaid balance related to these fees was $1.6 million.
On October 21, 2013, Growth Partners purchased a 50% interest in the management fee revenues of PHW Manager, LLC and Caesars Baltimore Management Company, LLC for $90 million, recognized as long-term prepaid assets. The majority of the prepaid assets totaling $70 million is related to Planet Hollywood and will be amortized over 35 years, which represents the term of the related management contract. The remaining $20 million, related to the Maryland Joint Venture, will be amortized over 15 years, which represents the term of the related management contract. For the year ended December 31, 2015, Growth Partners recorded amortization in the amount of $3.3 million.

Additionally, for the year ended December 31, 2015, Growth Partners received 50% of the Planet Hollywood management fee paid in the amount of $10.2 million. For the year ended December 31, 2015, Growth Partners received 50% of the Maryland Joint Venture management fee paid in the amount of $4.2 million.
The LINQ Hotel & Casino, The Cromwell, Bally's Las Vegas and Harrah's New Orleans
On May 5, 2014, each of 3535 LV NewCo, LLC, CIC and Parball NewCo, LLC, each an indirect subsidiary of Growth Partners, entered into a property management agreement (collectively, the "Nevada Property Management Agreements") with the applicable property management entities (each a "Nevada Property Manager" and collectively, the "Nevada Property Managers"). Each Nevada Property Manager is a subsidiary of CEOC. Pursuant to the Nevada Property Management Agreements, the ongoing management fees payable to each of the Nevada Property Managers consist of (i) a base management fee of 2% of net operating revenues with respect to each month of each year during the term of such agreement and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year. Pursuant to the Nevada Property Management Agreements, among other things, the Nevada Property Managers provided management services to the applicable property and CLC will license enterprise-wide intellectual property used in the operation of the properties. Each Nevada Property Manager assigned its management agreement to CES on October 1, 2014.
On May 20, 2014, Jazz Casino Company, LLC, an indirect subsidiary of Growth Partners, entered into a property management agreement (the "Louisiana Property Management Agreement") with a property manager (the "Louisiana Property Manager") that is a subsidiary of CEOC. Pursuant to the Louisiana Property Management Agreement, the ongoing management fees payable to the Louisiana Property Manager consist of (i) a base management fee of 2% of net operating revenues with respect to each month of each year during the term of such agreement and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year. Pursuant to the Louisiana Property Management Agreement, among other things, the Louisiana Property Manager provided management services to Harrah's New Orleans and CLC will license enterprise-wide intellectual property used in the operation of Harrah's New Orleans. The Louisiana Property Manager assigned the Louisiana Property Management Agreement to CES on October 1, 2014.
For the year ended December 31, 2015 the aggregate fees incurred under the Nevada Property Management Agreements and Louisiana Property Management Agreement were $27.9 million. As of December 31, 2015, the unpaid balance related to these fees was $0.8 million.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Nevada Property Manager and Louisiana Property Manager for $138.0 million, recognized as a long-term prepaid asset. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During the year ended December 31, 2015, Growth Partners recorded amortization in the amount of $9.2 million. Additionally, during the year ended December 31, 2015, Growth Partners received 50% of the management fees paid in the amount of $14.0 million.
CIE's Credit Agreement with CEC
CIE entered into a credit facility with CEC (the "Credit Facility") whereby CEC provided to CIE unsecured intercompany loans as requested by CIE and approved by CEC on an individual transaction basis. In connection with the May 2011 purchase of 51% of Playtika, the December 2011 purchase of the remaining 49% interest in Playtika and the December 2012 Buffalo Studios acquisition, CIE borrowed $168.4 million under the Credit Facility. No principal payments were required on the unsecured intercompany loans until their maturity date of November 29, 2016. The unsecured intercompany loans bore interest on the unpaid principal amounts at a rate per annum equal to the London Inter-Bank Offered Rate plus 5%. This credit facility did not have any restrictive or affirmative covenants. For the years ended December 31, 2015 and 2014 and the period from October 22 through December 31, 2013, Growth Partners recorded $1.3 million, $2.1 million and $0.4 million, respectively, of interest expense associated with this debt. The outstanding CIE balance on the Credit Facility as of December 31, 2014 was $39.8 million which was repaid in its entirety during the year ended December 31, 2015.

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
	By:	Caesars Growth Properties Parent, LLC
its managing member
	By:	Caesars Growth Partners, LLC
its managing member
	By:	Caesars Acquisition Company
its managing member
March 24, 2016	By:	/S/ MITCH GARBER
Mitch Garber
President and Chief Executive Officer of Caesars Acquisition Company, its managing member
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCH GARBER	President and Chief Executive Officer, Caesars Acquisition Company	March 24, 2016
Mitch Garber	(Principal Executive Officer)

/s/ CRAIG ABRAHAMS	Chief Financial Officer, Caesars Acquisition Company	March 24, 2016
Craig Abrahams	(Principal Financial Officer)

/s/ TROY J. VANKE	Chief Accounting Officer, Caesars Acquisition Company	March 24, 2016
Troy J. Vanke	(Principal Accounting Officer)

/s/ MARC BEILINSON	Director, Caesars Acquisition Company	March 24, 2016
Marc Beilinson

/s/ PHILIP ERLANGER	Director, Caesars Acquisition Company	March 24, 2016
Philip Erlanger

/s/ DHIREN FONSECA	Director, Caesars Acquisition Company	March 24, 2016
Dhiren Fonseca

/s/ DON KORNSTEIN	Director, Caesars Acquisition Company	March 24, 2016
Don Kornstein

/s/ KARL PETERSON	Director, Caesars Acquisition Company	March 24, 2016
Karl Peterson

/s/ MARC ROWAN	Director, Caesars Acquisition Company	March 24, 2016
Marc Rowan

/s/ DAVID SAMBUR	Director, Caesars Acquisition Company	March 24, 2016
David Sambur