Form 10-Q
period 2016-03-31
Caesars Growth Properties Holdings, LLC
filed 2016-05-05
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
(702) 407-6000
(Registrant's telephone number, including area code)
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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$119.5	$98.1
Receivables, net of allowance for doubtful accounts of $8.9 and $8.8, respectively	51.5	49.8
Restricted cash	2.6	2.6
Prepayments and other current assets	29.9	26.6
Total current assets	203.5	177.1
Land, property and equipment, net	2,231.4	2,253.6
Investment in Caesars Enterprise Services, LLC	27.2	26.5
Goodwill	214.1	214.1
Intangible assets other than goodwill, net	90.6	94.3
Prepaid management fees to related parties	185.5	188.3
Deferred charges and other	47.5	45.2
Total assets	$2,999.8	$2,999.1

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$20.6	$26.3
Payables to related parties	18.0	12.1
Accrued expenses	106.4	102.2
Accrued interest payable	46.1	30.6
Current portion of long-term debt	30.0	61.1
Total current liabilities	221.1	232.3
Long-term debt	1,956.1	1,957.2
Deferred credits and other	3.7	4.6
Total liabilities	2,180.9	2,194.1

Commitments and contingencies (Note 12)
Stockholder's equity
Additional paid-in capital	1,352.6	1,351.4
Accumulated deficit	(533.7)	(546.4)
Total stockholder's equity	818.9	805.0

Total liabilities and stockholder's equity	$2,999.8	$2,999.1

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2016	2015
Revenues
Casino	$183.1	$188.6
Food and beverage	67.0	61.6
Rooms	93.0	74.3
Other	43.2	34.4
Less: casino promotional allowances	(51.1)	(45.6)
Net revenues	335.2	313.3

Operating expenses
Direct
Casino	92.8	92.2
Food and beverage	28.7	27.8
Rooms	22.4	18.7
Property, general, administrative and other	93.4	87.2
Management fees to related parties	9.4	9.5
Write-downs, reserves and project opening costs, net of recoveries	0.2	2.3
Depreciation and amortization	32.2	25.8
Total operating expenses	279.1	263.5
Income from operations	56.1	49.8
Interest expense, net of interest capitalized	(43.4)	(39.6)
Income before provision for income taxes	12.7	10.2
Provision for income taxes	—	—
Net income	12.7	10.2
Other comprehensive income, net of income taxes	—	—
Total comprehensive income	$12.7	$10.2

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at January 1, 2015	$1,335.4	$(565.4)	$770.0
Net income	—	10.2	10.2
Stock-based compensation	0.9	—	0.9
Balance at March 31, 2015	$1,336.3	$(555.2)	$781.1

Balance at January 1, 2016	$1,351.4	$(546.4)	$805.0
Net income	—	12.7	12.7
Stock-based compensation	1.2	—	1.2
Balance at March 31, 2016	$1,352.6	$(533.7)	$818.9

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$12.7	$10.2
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	32.2	25.8
Amortization of debt discount and debt issuance costs	2.2	2.0
Stock-based compensation	1.2	0.9
Net change in long-term accounts	(1.3)	(3.8)
Net change in working capital accounts	20.8	(11.6)
Cash flows provided by operating activities	67.8	23.5
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(11.9)	(40.0)
Increase in restricted cash	—	(1.0)
Decrease in restricted cash	—	1.7
Additional investment in Caesars Enterprise Services, LLC	(0.7)	(0.2)
Cash flows used in investing activities	(12.6)	(39.5)
Cash flows from financing activities
Proceeds from issuance of debt	15.0	—
Repayments under lending agreements	(48.8)	(4.7)
Cash flows used in financing activities	(33.8)	(4.7)
Net increase/(decrease) in cash and cash equivalents	21.4	(20.7)
Cash and cash equivalents, beginning of period	98.1	103.1
Cash and cash equivalents, end of period	$119.5	$82.4

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
CGPH's properties include The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans (the "May 2014 Acquisitions"), and Planet Hollywood Resort and Casino ("Planet Hollywood"). We view each casino property as an operating segment and aggregate such casino properties into one reportable segment.
Basis of Presentation
The Consolidated Condensed Financial Statements include all revenues, costs, assets and liabilities directly attributable to us. The accompanying unaudited Consolidated Condensed Financial Statements also include allocations of certain general corporate expenses of Caesars Entertainment and Caesars Enterprise Services, LLC ("CES"). These allocations of general corporate expenses may not reflect the expense we would have incurred if we were a stand-alone company nor are they necessarily indicative of our future costs. Management believes the assumptions and methodologies used in the allocation of general corporate expenses from Caesars Entertainment and CES are reasonable. Given the nature of these costs, it is not practicable for us to estimate what these costs would have been on a stand-alone basis.
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
The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the 2016 fiscal year. The accompanying unaudited Consolidated Condensed Financial Statements are prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with GAAP. Accordingly, the accompanying unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Note 2 — Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the FASB Accounting Standards Codification ("ASC") and creates a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU No. 2015-14 defer the effective date of ASU No. 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently assessing the impact the adoption of this standard will have on our financial statements.
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
In March 2016, the FASB issued ASU No. 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for retroactive adjustment when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments in this ASU also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which (1) requires that all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, (2) requires that companies present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (3) allows employers to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting, (4) allows companies to make a policy election to either account for forfeitures as they occur or estimate forfeitures, and (5) includes nonpublic entity practical expedients. For public business entities, the amendments in this guidance are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which (1) clarifies the principle for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately, (2) allows entities to disregard items that are immaterial in the context of a contract, and (3) clarifies how an entity should evaluate the nature of its promise in granting a license by categorizing intellectual property into two categories which will determine whether revenue is recognized at a point in time or over time. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. We are currently assessing the impact the adoption of this standard will have on our financial statements.

Note 3 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

(In millions)	March 31, 2016	December 31, 2015
Land and land improvements	$1,072.6	$1,072.5
Building and improvements	1,170.9	1,167.0
Furniture, fixtures and equipment	492.5	492.1
Construction in progress	5.6	4.9
	2,741.6	2,736.5
Less: accumulated depreciation	(510.2)	(482.9)
Land, property and equipment, net	$2,231.4	$2,253.6
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three months ended March 31, 2016 and 2015, the aggregate depreciation expense was $27.8 million and $21.5 million, respectively.
Amortization expense related to other items included within Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income totaled $0.7 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016 and 2015, capital expenditures net of related payables were $11.9 million and $40.0 million, respectively. Significant capital expenditures net of related payables in each period were $6.3 million for Planet Hollywood during the three months ended March 31, 2016 and $29.9 million for The LINQ Hotel & Casino during the three months ended March 31, 2015. The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015.
No impairment of property and equipment was recognized by the Company for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income.
Note 4 — Goodwill and Other Intangible Assets
Goodwill was as follows as of March 31, 2016 and December 31, 2015:

(In millions)
Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at December 31, 2015 and March 31, 2016	$214.1
There were no additions or impairment charges to goodwill during the three months ended March 31, 2016 and 2015.
Changes in Carrying Value of Intangible Assets Other Than Goodwill

(In millions)
Balance at January 1, 2015	$109.3
Amortization expense	(3.7)
Balance at March 31, 2015	$105.6

Balance at January 1, 2016	$94.3
Amortization expense	(3.7)
Balance at March 31, 2016	$90.6

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset other than goodwill:

	March 31, 2016				December 31, 2015
(In millions)	Weighted Average Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	5.6	$211.6	$(144.3)	$67.3	$211.6	$(141.3)	$70.3
Gaming rights	8.3	45.8	(22.5)	23.3	45.8	(21.8)	24.0
		$257.4	$(166.8)	$90.6	$257.4	$(163.1)	$94.3
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income. For both the three months ended March 31, 2016 and 2015, there was $3.7 million of amortization expense. Estimated amortization expense is $11.3 million for the remaining nine months ending December 31, 2016, $15.0 million for each of the four years from 2017 through 2020 and $12.2 million for 2021. Total estimated amortization expense for 2022 and thereafter is $7.1 million.
No impairment charges for amortizing intangible assets were recorded for both the three months ended March 31, 2016 and 2015.
Note 5 — Accrued Expenses
Accrued expenses consisted of the following:

(In millions)	March 31, 2016	December 31, 2015
Deposits and customer funds liability, including advance hotel deposits	$36.5	$32.9
Payroll and other compensation	20.5	25.8
Accrued non-income taxes	14.6	12.0
Chip and token liability	5.2	6.1
Insurance claims and reserves	3.3	3.8
Progressive liability	3.0	2.7
Other accruals	23.3	18.9
	$106.4	$102.2
Note 6 — Debt
The following table presents CGPH outstanding third-party debt as of March 31, 2016 and December 31, 2015.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	March 31, 2016	March 31, 2016	March 31, 2016	December 31, 2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility(1)	2019	variable	$15.0	$15.0	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,154.4	1,124.0	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	660.8	660.3
Cromwell Credit Facility	2019	11.00%	174.5	169.4	169.2
Capital lease obligations	2016 - 2017	various	0.9	0.9	1.2
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2016	various	2.3	2.3	2.8
Total debt			2,035.8	1,986.1	2,018.3
Current portion of total debt			(30.0)	(30.0)	(61.1)
Long-term debt			$2,005.8	$1,956.1	$1,957.2
_________________________
(1) Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 5.25%.

As of March 31, 2016, the face value of CGPH's annual maturities of outstanding third-party debt were as follows:

(In millions) Year	Annual Maturity of Outstanding Third-Party Debt
Remainder of 2016	$12.0
2017	27.2
2018	12.2
2019	186.7
2020	12.2
2021	1,099.1
Thereafter	686.4
Total outstanding third-party debt	$2,035.8
Caesars Growth Properties Holdings Senior Secured Credit Facility
On May 8, 2014, CGPH closed on the $1.175 billion term loan (the "CGPH Term Loan") pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "Credit Agreement"). CGPH used $476.9 million of the net proceeds from the CGPH Term Loan to repay all amounts outstanding under the Planet Hollywood Loan Agreement and recognized $23.8 million loss on the early extinguishment of debt. The proceeds were also used to fund the May 2014 Acquisitions.
The Credit Agreement also provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of March 31, 2016, $15.0 million of borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement, and each note has a contractual maturity of less than one year. The Revolving Credit Facility has a contractual maturity of greater than one year and we have the ability to repay the outstanding principal balances beyond the next 12 months. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Condensed Balance Sheets.
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
As of March 31, 2016 and December 31, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $25.9 million and $27.0 million, respectively, and net of unamortized debt issuance costs of $4.5 million and $4.7 million, respectively. The effective interest rate was 6.86% as of both March 31, 2016 and December 31, 2015.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted as defined. As of March 31, 2016, CGPH's SSLR was 2.99 to 1.00.
As of March 31, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
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
As of March 31, 2016 and December 31, 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $12.5 million and $12.9 million, respectively, and net of unamortized debt issuance costs of $1.7 million and $1.8 million, respectively. The effective interest rate was 9.84% as of both March 31, 2016 and December 31, 2015.
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
As of March 31, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Registration Rights Agreement. CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and amendments to such Registration Statement on May 18, 2015 and May 29, 2015 to initiate an offer to exchange the 2022 Notes and certain related guarantees in a private offering for a like aggregate amount of CGPH's registered 9.375% Second-Priority Senior Secured Notes due 2022 and certain related guarantees. The Registration Statement was declared effective on June 26, 2015. The exchange offer was consummated on July 28, 2015.
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
As of March 31, 2016 and December 31, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.6 million and $3.8 million, respectively, and net of unamortized debt issuance costs of $1.5 million and $1.6 million, respectively. The effective interest rate was 11.92% as of both March 31, 2016 and December 31, 2015.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain a SSLR of no more than 5.25 to 1.00 during the first quarter of 2016, which is the ratio of PropCo's first lien senior secured net debt to consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of March 31, 2016, PropCo's SSLR was 4.77 to 1.00.
The Cromwell Credit Facility allows the right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of March 31, 2016 and December 31, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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
Note 7 — Financial Instruments
Restricted Cash
As of both March 31, 2016 and December 31, 2015, the Company had $2.6 million of restricted cash related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
Investment in CES
Investment in CES, further described in Note 14 — Related Party Transactions, consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary. We do not exercise significant influence over the variable interest entity and therefore account for our investment using the equity method. Pursuant to capital calls during the three months ended March 31, 2016 and 2015, CGPH contributed an additional $0.7 million and $0.2 million, respectively, to CES.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.
The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Food and beverage	$25.0	$23.5
Rooms	23.4	19.4
Other	2.7	2.7
	$51.1	$45.6
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Food and beverage	$13.8	$13.6
Rooms	6.7	5.9
Other	1.6	1.7
	$22.1	$21.2

Note 9 — Write-downs, Reserves and Project Opening Costs, Net of Recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Divestitures and abandonments (1)	$0.3	$3.0
Remediation costs	0.1	0.9
Project opening costs	—	0.6
Other	(0.2)	(2.2)
	$0.2	$2.3
_________________________
(1) Divestitures and abandonments were primarily comprised of demolition costs related to projects in development.
Note 10 — Income Taxes
CGPH is a disregarded entity for income tax purposes whereby all income or loss is passed through to its parent company, CGP LLC, which is treated as a flow through entity for income tax purposes.
CGPH classifies reserves for tax uncertainties within Deferred credits and other in the Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. CGPH had no reserves for tax uncertainties as of March 31, 2016 or December 31, 2015. The tax years that remain open for examination for the Company's major jurisdictions are 2011 through 2014 for United States tax purposes and 2006 through 2014 for Louisiana state tax purposes.
Note 11— Fair Value Measurements
The fair value hierarchy defines fair value as an exit price, representing the amount that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. The fair value hierarchy establishes three tiers, which prioritize the inputs used in measuring fair value as follows:

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
Items Disclosed at Fair Value
Debt
As of March 31, 2016, our outstanding debt with third parties had an estimated fair value of $1,659.5 million and a book value of $1,986.1 million. As of December 31, 2015, our outstanding debt with third parties had an estimated fair value of $1,800.3 million and a book value of $2,018.3 million.
We calculate the fair value of debt based on borrowing rates available as of March 31, 2016, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
During the three months ended March 31, 2016 and 2015, there were no impairment charges for assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

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
CEOC Bondholder Litigation or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of Caesars Entertainment Operating Company, Inc. ("CEOC"), filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete. No trial date has been set.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the

Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
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
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 13 Notice") from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC's 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC's obligations on the 10.00% Second-Priority Notes, including CEOC's obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys' fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court's jurisdiction over the debtors' reorganization by threatening the debtors' ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC's request and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC's request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC's motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14, 2016. The stay will remain in effect until May 9, 2016 unless extended. Certain defendants in these adversary proceedings have sought rehearing en banc by the court of appeals. None of the rulings on CEOC's request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
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
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). CAC, CGP LLC and Caesars Interactive Entertainment, Inc. ("CIE") do not have access to the unredacted report, and accordingly the description below is based on the redacted publicly-available report. The examiner is working with numerous parties to release an unredacted report, which will be made available after confidentiality issues are resolved.
The examiner's report identifies a variety of potential claims against CAC, CGP LLC, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described above in this note. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP LLC and CIE from $1.7 billion to $2.3 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
Although this report was prepared at the request of the Bankruptcy Court, none of the findings are legally binding on the Bankruptcy Court or any party. CAC, CGP LLC and CIE contest many of the examiner's findings, including his finding that CEOC did not receive fair value for assets transferred, any suggestion that certain of the potential claims against CAC, CGP LLC and CIE have merit, and his calculation of potential damages. CAC, CGP LLC and its subsidiaries believe that each of the disputed transactions involving them provided substantial value to CEOC that was reasonably equivalent to the value of the asset(s) transferred, and that they at all times acted in good faith.
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation is ongoing, with further sessions scheduled over the next few weeks.
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries, the CEC Group, from the plan. Neither CAC, CGP LLC, nor CGPH or any of their subsidiaries are part of the CEC Group. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
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
Harrah's New Orleans Operating Agreement
Harrah's New Orleans operates under a casino operating contract with the Rivergate Development Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah's New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah's New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah's New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For the three months ended March 31, 2016 and 2015, Harrah's New Orleans paid $14.9 million and $14.8 million, respectively, to the Louisiana Gaming Control Board.
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. Planet Hollywood recorded expenses of $0.8 million during each of the three months ended March 31, 2016 and 2015. These expenses were included in Property, general, administrative and other expenses in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income. As of March 31, 2016, Planet Hollywood had future minimum commitments and contingencies of $4.6 million related to the amended ESA.
Insurance Accruals
CGPH's properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 14 — Related Party Transactions for additional information.
Entertainment Commitments
In July 2013, Planet Hollywood terminated its lease with a third-party in order to retake possession of the larger performance theater space in Planet Hollywood, recently rebranded as The AXIS at Planet Hollywood Resort & Casino. In connection with that transaction, Planet Hollywood refurbished the theater and entered into a performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform at The AXIS starting in December 2013. The original performance agreement ran through the end of 2015. In September 2015, Planet Hollywood and Ms. Spears entered into a new performance agreement pursuant to which Ms. Spears agreed to continue to perform at The AXIS through December 2017. In November 2015, Planet Hollywood finalized its performance agreement with Jennifer Lopez pursuant to which Ms. Lopez agreed to perform at The AXIS starting in January 2016. The performance agreements with Ms. Spears and Ms. Lopez contain customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. As of March 31, 2016, CGPH's future commitments aggregate to approximately $71.7 million.
Management Fees to Related Party
See Note 14 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah's New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. As a result of these audits, Harrah's New Orleans had accrued $4.0 million and $3.6 million at March 31, 2016 and December 31, 2015, respectively.

Note 13 — Supplemental Cash Flow Information
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Receivables	$(1.7)	$(5.6)
Prepayments and other current assets	(3.7)	(1.8)
Accounts payable	0.6	4.5
Payable to related parties	5.9	(27.1)
Accrued expenses and interest payable	19.7	18.4
Net change in working capital accounts	$20.8	$(11.6)
Significant non-cash investing activities during the three months ended March 31, 2016 and 2015 include zero and $35.6 million, respectively, of purchases classified as Land, property and equipment, net which had corresponding liabilities in Accounts payable in the Consolidated Condensed Balance Sheets.
Cash paid for interest for the three months ended March 31, 2016 and 2015 was $24.4 million and $24.7 million, respectively.
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
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Pursuant to capital calls during the three months ended March 31, 2016 and 2015, CGPH contributed an additional $0.7 million and $0.2 million, respectively, to CES. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
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

Allocated General Corporate Expenses
The Consolidated Condensed Statements of Operations and Comprehensive Income reflects an allocation of both expenses incurred in connection with our shared services agreements and directly billed expenses incurred through Caesars Entertainment and CES. We recorded allocated general corporate expenses and directly billed expenses totaling $34.2 million and $26.0 million, respectively, for the three months ended March 31, 2016 and 2015. The net payable balances for allocated and directly billed expenses are recorded in Payables to related parties in the Consolidated Condensed Balance Sheets.
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
Management Fees
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC and Cromwell Manager, LLC (collectively, the "Property Managers" and individually, a "Property Manager") are wholly-owned indirect subsidiaries of CEOC, and prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell. Fees paid to the Property Managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For the three months ended March 31, 2016 and 2015, the fees were $7.6 million and $7.0 million, respectively. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. As of March 31, 2016 and December 31, 2015, the payable balance related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.3 million and $0.8 million, respectively.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Managers for $138.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During both the three months ended March 31, 2016 and 2015, the Company recorded amortization in the amount of $2.3 million which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. Additionally, during the three months ended March 31, 2016 and 2015, the Company received 50% of the management fees paid in the amount of $3.8 million and $3.5 million, respectively, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Planet Hollywood Management Fees
PHW Manager, LLC ("PHW Manager") is a wholly-owned subsidiary of CEOC, and prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For both the three months ended March 31, 2016 and 2015, the fees were $5.6 million. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. As of March 31, 2016 and December 31, 2015, the payable balances related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $0.9 million and $0.8 million, respectively.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, and the 50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract. During both the three months ended March 31, 2016 and 2015, the Company recorded amortization in the amount of $0.5 million which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. Additionally, for the three months ended March 31, 2016 and 2015, the Company received 50% of the Planet Hollywood management fee paid in the amount of $2.8 million and $2.4 million, respectively, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income.

Total Rewards Loyalty Program
CEOC's customer loyalty program, Total Rewards, offers incentives to customers from their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at our, CEC and CEOC's resort properties located in the U.S. and Canada. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, CEOC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as "breakage") based upon the cost of historical redemptions. The estimated value of Reward Credits is expensed as the Reward Credits are earned by customers and is included in direct casino expense. The total estimated cost is accrued by CEOC, with the incremental charges related to our casino properties included in due to affiliates, net in the accompanying balance sheets.
Use of Bally's, Harrah's, and LINQ Trademarks
Bally's Las Vegas and Harrah's New Orleans have historically used the Bally's and Harrah's trademarks, which are owned by CEOC. CEOC has not historically charged a royalty fee for the use of these trademarks. Accordingly, no such charges were recorded in the Consolidated Condensed Financial Statements. As discussed above, we entered into a management agreement with CEOC in connection with the May 2014 Acquisitions, which among other services, includes the use of CEOC-owned trademarks. As discussed in Formation of Caesars Enterprise Services LLC above, these services were assumed by CES in 2014. The LINQ Hotel & Casino uses its trademark, which is owned by CLC, in connection with this agreement.
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
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which certain employees of the Company may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. Caesars Entertainment maintains an employer match of up to $600 per year. The Company's reimbursement for Caesars Entertainment's contribution expense was $1.0 million for both three months ended March 31, 2016 and 2015.
Multiemployer Benefit Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. The Company's reimbursement for Caesars Entertainment's contributions and charges for these plans was $8.8 million and $8.7 million for the three months ended March 31, 2016 and 2015, respectively. These expenses were included in Property, general, administrative and other in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Equity Incentive Awards
Caesars Entertainment maintains equity incentive award plans in which employees of CGPH may participate. Caesars Entertainment allocates an appropriate amount of cost for these awards to each subsidiary where employees participate. For the three months ended March 31, 2016 and 2015, allocations were $1.2 million and $0.9 million, respectively.
Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly-owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is utilized by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent of approximately

$1.3 million per month beginning on January 1, 2014, totaling $3.8 million for both the three months ended March 31, 2016 and 2015.
Bally's Las Vegas leases land to JGB Vegas Retail Lessee, LLC ("JGB Lessee") under a ground lease that includes annual base rent payments with annual escalations as well as an annual percentage of revenue payable should JGB Lessee revenues exceed a breakpoint as defined in the lease agreement, which is paid on a monthly basis. Rental payments began in February 2015. GB Investor, LLC, a wholly-owned subsidiary of Caesars Entertainment, has an approximate 10% ownership interest in JGB Lessee. Monthly revenues of $0.4 million from the ground lease are currently being recognized straight-line over the term of the lease starting in December 2013 upon transfer of rights to the property through February 2035 and are included in Other revenue in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Note 15 — Consolidating Condensed Financial Information of Guarantors and Issuer
The 2022 Notes issued by CGPH ("Parent Company") and Caesars Growth Properties Finance, Inc. (included in the "Subsidiary Issuer" column below) are secured by substantially all of the existing and future property and assets of CGPH and certain wholly-owned subsidiary guarantors of CGPH ("Subsidiary Guarantors") as further discussed in Note 6 — Debt. Each subsidiary guarantor jointly and severally, irrevocably and unconditionally guarantees (1) the performance and punctual payment when due of all obligations of CGPH under the indenture and the 2022 Notes, whether for payment of principal, premium, if any, or interest in respect of the 2022 Notes and all other monetary obligations of CGPH under the indenture and the 2022 Notes and (2) the full and punctual performance within applicable grace periods of all other obligations of CGPH whether for fees, expenses, indemnification or otherwise under the indenture and the 2022 Notes (collectively called the "Guaranteed Obligations").
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
The tables below present the consolidating condensed financial information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying financial information based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
MARCH 31, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$49.1	$—	$52.2	$18.2	$—	$119.5
Receivables, net of allowance for doubtful accounts	—	—	49.9	1.6	—	51.5
Restricted cash	—	—	2.6	—	—	2.6
Prepayments and other current assets	0.3	—	28.3	1.3	—	29.9
Total current assets	49.4	—	133.0	21.1	—	203.5
Land, property and equipment, net	—	—	1,976.0	255.4	—	2,231.4
Investment in CES	27.2	—	—	—	—	27.2
Investment in subsidiaries	2,923.1	—	—	—	(2,923.1)	—
Goodwill	—	—	214.1	—	—	214.1
Intangible assets other than goodwill, net	—	—	90.6	—	—	90.6
Prepaid management fees to related parties	—	—	170.7	14.8	—	185.5
Deferred charges and other	2.6	—	44.6	0.3	—	47.5
Total assets	$3,002.3	$—	$2,629.0	$291.6	$(2,923.1)	$2,999.8

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$2.6	$—	$17.1	$0.9	$—	$20.6
Payables to related parties	14.7	—	3.2	0.1	—	18.0
Accrued expenses	0.2	—	101.9	4.3	—	106.4
Accrued interest payable	43.3	26.4	—	2.8	(26.4)	46.1
Current portion of long-term debt	26.8	—	2.8	0.4	—	30.0
Total current liabilities	87.6	26.4	125.0	8.5	(26.4)	221.1
Long-term debt	1,773.0	675.0	13.7	169.4	(675.0)	1,956.1
Deferred credits and other	—	—	3.7	—	—	3.7
Total liabilities	1,860.6	701.4	142.4	177.9	(701.4)	2,180.9
Stockholder's equity
Additional paid-in capital	1,352.6	(701.4)	2,559.2	222.2	(2,080.0)	1,352.6
Accumulated deficit	(210.9)	—	(72.6)	(108.5)	(141.7)	(533.7)
Total stockholder's equity	1,141.7	(701.4)	2,486.6	113.7	(2,221.7)	818.9
Total liabilities and stockholder's equity	$3,002.3	$—	$2,629.0	$291.6	$(2,923.1)	$2,999.8

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED MARCH 31, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$172.8	$10.3	$—	$183.1
Food and beverage	—	—	59.7	7.3	—	67.0
Rooms	—	—	89.9	3.1	—	93.0
Other	—	—	40.8	2.4	—	43.2
Less: casino promotional allowances	—	—	(48.2)	(2.9)	—	(51.1)
Net revenues	—	—	315.0	20.2	—	335.2
Operating expenses
Direct
Casino	—	—	86.0	6.8	—	92.8
Food and beverage	—	—	24.3	4.4	—	28.7
Rooms	—	—	21.5	0.9	—	22.4
Property, general, administrative and other	6.1	—	83.2	4.1	—	93.4
Management fees to related parties	—	—	8.9	0.5	—	9.4
Write-downs, reserves and project opening costs, net of recoveries	—	—	0.2	—	—	0.2
Depreciation and amortization	—	—	28.6	3.6		32.2
Total operating expenses	6.1	—	252.7	20.3	—	279.1
(Loss)/income from operations	(6.1)	—	62.3	(0.1)	—	56.1
Interest expense, net of interest capitalized	(36.9)	—	(1.3)	(5.2)	—	(43.4)
Net (loss)/income before gain on interests in subsidiaries	(43.0)	—	61.0	(5.3)	—	12.7
Gain on interests in subsidiaries	55.7	—	—	—	(55.7)	—
Net income/(loss)	12.7	—	61.0	(5.3)	(55.7)	12.7
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$12.7	$—	$61.0	$(5.3)	$(55.7)	$12.7

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED MARCH 31, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$176.8	$11.8	$—	$188.6
Food and beverage	—	—	54.1	7.5	—	61.6
Rooms	—	—	71.2	3.1	—	74.3
Other	—	—	32.9	1.5	—	34.4
Less: casino promotional allowances	—	—	(42.7)	(2.9)	—	(45.6)
Net revenues	—	—	292.3	21.0	—	313.3
Operating expenses
Direct
Casino	—	—	85.6	6.6	—	92.2
Food and beverage	—	—	22.7	5.1	—	27.8
Rooms	—	—	17.7	1.0	—	18.7
Property, general, administrative and other	3.9	—	78.5	4.8	—	87.2
Management fees to related parties	—	—	9.0	0.5	—	9.5
Write-downs, reserves and project opening costs, net of recoveries	—	—	2.1	0.2	—	2.3
Depreciation and amortization	—	—	21.9	3.9	—	25.8
Total operating expenses	3.9	—	237.5	22.1	—	263.5
(Loss)/income from operations	(3.9)	—	54.8	(1.1)	—	49.8
Interest expense, net of interest capitalized	(36.1)	—	1.9	(5.4)	—	(39.6)
Net (loss)/income before gain on interests in subsidiaries	(40.0)	—	56.7	(6.5)	—	10.2
Gain on interests in subsidiaries	50.2	—	—	—	(50.2)	—
Net income/(loss)	10.2	—	56.7	(6.5)	(50.2)	10.2
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$10.2	$—	$56.7	$(6.5)	$(50.2)	$10.2

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$64.4	$—	$85.4	$(1.2)	$(80.8)	$67.8
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(11.4)	(0.5)	—	(11.9)
Investment in subsidiaries	(2.6)	—	—	—	2.6	—
Additional investment in CES	(0.7)	—	—	—	—	(0.7)
Cash flows (used in)/provided by investing activities	(3.3)	—	(11.4)	(0.5)	2.6	(12.6)
Cash flows from financing activities
Proceeds from issuance of long-term debt	15.0	—	—	—	—	15.0
Repayments under lending agreements	(48.0)	—	(0.6)	(0.2)	—	(48.8)
Transactions with parents and affiliates	—	—	(80.7)	2.5	78.2	—
Cash flows (used in)/provided by financing activities	(33.0)	—	(81.3)	2.3	78.2	(33.8)
Net increase/(decrease) in cash and cash equivalents	28.1	—	(7.3)	0.6	—	21.4
Cash and cash equivalents, beginning of period	21.0	—	59.5	17.6	—	98.1
Cash and cash equivalents, end of period	$49.1	$—	$52.2	$18.2	$—	$119.5

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(17.7)	$—	$77.1	$(2.8)	$(33.1)	$23.5
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(37.9)	(2.1)	—	(40.0)
Change in restricted cash	—	—	—	0.7	—	0.7
Additional investment in CES	(0.2)	—	—	—	—	(0.2)
Cash flows used in investing activities	(0.2)	—	(37.9)	(1.4)	—	(39.5)
Cash flows from financing activities
Repayments under lending agreements	(2.9)	—	(1.3)	(0.5)	—	(4.7)
Transactions with parents and affiliates	—	—	(39.5)	6.4	33.1	—
Cash flows (used in)/provided by financing activities	(2.9)	—	(40.8)	5.9	33.1	(4.7)
Net (decrease)/increase in cash and cash equivalents	(20.8)	—	(1.6)	1.7	—	(20.7)
Cash and cash equivalents, beginning of period	36.7	—	47.7	18.7	—	103.1
Cash and cash equivalents, end of period	$15.9	$—	$46.1	$20.4	$—	$82.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Basis of Presentation and Discussion
Caesars Growth Properties Holdings, LLC ("CGPH," the "Borrower," the "Company," "we," "us" and "our") is an indirect, wholly-owned subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), which is a joint venture between Caesars Acquisition Company ("CAC"), a Delaware corporation, and Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment").
CGPH's properties include The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans (the "May 2014 Acquisitions"), and Planet Hollywood Resort and Casino ("Planet Hollywood").
Operating Results

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Net revenues	$335.2	$313.3	$21.9
Income from operations	56.1	49.8	6.3
Net income	12.7	10.2	2.5
Adjusted EBITDA(1)	90.6	79.1	11.5
_________________________

(1)
See Reconciliations of Non-GAAP Financial Measures later in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Net income to Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA").

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
Casino Properties and Developments revenues were impacted primarily by the following:

•
Increases in all categories of revenues during the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 for The LINQ Hotel & Casino, which was substantially completed and available to guests in early May 2015;

•	Decreases in visitation and lowering gaming revenues as a result of the April 2015 smoking ban in New Orleans; and

•	Continued enhancement of entertainment options at Planet Hollywood positively impacted other revenues.
Net revenues for the three months ended March 31, 2016 increased by $21.9 million, or 7.0%, compared with the same period in 2015. Total trips decreased by approximately 4.5% during the three months ended March 31, 2016 when compared to the same period in 2015. Gross casino hold saw a positive variance of 11.5% for the three months ended March 31, 2016 from 11.4% for the same period in 2015.
Cash average daily room rates for the three months ended March 31, 2016 increased to $136, or 7.1%, when compared to $127 for the same period in 2015. Average daily occupancy was 93.7% for the three months ended March 31, 2016 and 91.6% for the same period in 2015. Revenue per available room for the three months ended March 31, 2016 and 2015 was $125 and $115, respectively.
Income from operations for the three months ended March 31, 2016 increased by $6.3 million, or 12.7%, compared with the same period in 2015 and Adjusted EBITDA for the three months ended March 31, 2016 increased by $11.5 million, or 14.5%, as compared with the same period in 2015 primarily due to the income impact of increased revenues at The LINQ Hotel & Casino.
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
Other Factors Affecting Net Income
Interest Expense, Net of Interest Capitalized
The debt agreements described in the following table are further defined in Note 6 — Debt of the Consolidated Condensed Financial Statements in this report. The table below summarizes our Interest expense, net of interest capitalized as it relates to these agreements:

	Three Months Ended March 31,
(In millions)	2016	2015	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(36.9)	$(36.1)	$(0.8)
Cromwell Credit Facility	(5.2)	(5.4)	0.2
Other interest (expense)/income, including capitalized interest	(1.3)	1.9	(3.2)
Interest expense, net of interest capitalized	$(43.4)	$(39.6)	$(3.8)
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

	Three Months Ended March 31,
(In millions)	2016	2015
Net income	$12.7	$10.2
Interest expense, net of interest capitalized	43.4	39.6
Depreciation and amortization	32.2	25.8
EBITDA	88.3	75.6
Write-downs, reserves and project opening costs, net of recoveries (1)	0.2	2.3
Stock-based compensation (2)	1.2	0.9
Other (3)	0.9	0.3
Adjusted EBITDA	$90.6	$79.1
_________________________

(1)	Amounts primarily represent development costs related to the renovation of The LINQ Hotel & Casino.

(2)	Amounts represent non-cash stock based compensation expense.

(3)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as acquisition and integration costs and severance expense.
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

Future capital spending and maintenance could require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects would be contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. In addition, we must also comply with covenants and restrictions set forth in our debt instruments, further described in Capital Resources below and in Note 6 — Debt in the Consolidated Condensed Financial Statements in this report.
During the three months ended March 31, 2016 and 2015, capital expenditures net of related payables were $11.9 million and $40.0 million, respectively. Significant capital expenditures net of related payables in each period were $6.3 million for Planet Hollywood during the three months ended March 31, 2016 and $29.9 million for The LINQ Hotel & Casino during the three months ended March 31, 2015. The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015.
Liquidity
CGPH's primary sources of liquidity include currently available cash and cash equivalents, cash flows generated from its operations and the $150.0 million revolving credit agreement (the "Revolving Credit Facility"). Payments of short-term debt obligations and other commitments are expected to be made from operating cash flows. CGPH's operating cash inflows are used for operating expenses, debt service costs, working capital needs and capital expenditures in the normal course of business. Long-term obligations are expected to be paid through operating cash flows, refinancing of existing debt or the issuance of new debt, or, if necessary, additional investments from its equity holders. CGPH's ability to refinance debt will depend upon numerous factors such as market conditions, our financial performance, and the limitations applicable to such transactions under our financing documents.
CGPH and Caesars Growth Properties Finance, Inc. ("Finance" and each, an "Issuer" and together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee (the "Indenture"). On May 8, 2014, CGPH closed on $1.175 billion of term loans (the "CGPH Term Loan") pursuant to a credit agreement as described in the Caesars Growth Properties Holdings Senior Secured Credit Facility section in Note 6 — Debt in the Consolidated Condensed Financial Statements in this report. CGPH filed a registration statement on Form S-4 (the "Registration Statement") on March 30, 2015 and amendments to such Registration Statement on May 18, 2015 and May 29, 2015 to initiate an offer to exchange the 2022 Notes and certain related guarantees in a private offering for a like aggregate amount of CGPH's registered 9.375% Second-Priority Senior Secured Notes due 2022 and certain related guarantees. The Registration Statement was declared effective on June 26, 2015. The exchange offer was consummated on July 28, 2015.
As of March 31, 2016, CGPH had $1,124.0 million, $660.8 million and $15.0 million in book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility, respectively. At December 31, 2015, the book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility was $1,125.7 million, $660.3 million and $45.0 million, respectively. Net CGPH repayments under the Revolving Credit Facility during the first quarter of 2016 were $30.0 million. As of March 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH's outstanding debt securities.
In November 2012, Corner Investment Propco, LLC ("PropCo") entered into a $185.0 million, seven-year senior secured credit facility bearing interest at the London Inter-Bank Offered Rate ("LIBOR") plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of The Cromwell into a boutique lifestyle hotel. As of March 31, 2016, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
Our cash and cash equivalents, excluding restricted cash, totaled $119.5 million as of March 31, 2016, compared to $98.1 million as of December 31, 2015. Restricted cash totaled $2.6 million as of both March 31, 2016 and December 31, 2015 related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
As of March 31, 2016 and December 31, 2015, we had $2,035.8 million and $2,070.1 million, respectively, face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the three months ended March 31, 2016 and 2015 was $24.4 million and $24.7 million, respectively.
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

Capital Resources
The following table presents CGPH outstanding third-party debt as of March 31, 2016 and December 31, 2015.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	March 31, 2016	March 31, 2016	March 31, 2016	December 31, 2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility(1)	2019	variable	$15.0	$15.0	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,154.4	1,124.0	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	660.8	660.3
Cromwell Credit Facility	2019	11.00%	174.5	169.4	169.2
Capital lease obligations	2016 - 2017	various	0.9	0.9	1.2
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2016	various	2.3	2.3	2.8
Total debt			2,035.8	1,986.1	2,018.3
Current portion of total debt			(30.0)	(30.0)	(61.1)
Long-term debt			$2,005.8	$1,956.1	$1,957.2
_________________________
(1) Variable interest rate calculated as LIBOR plus 5.25%.
As of March 31, 2016, we are in compliance with all affirmative and negative covenants related to our debt instruments.
See Note 6 — Debt in the Consolidated Condensed Financial Statements in this report for further details.
Other Obligations and Commitments
The table below summarizes CGPH's debt and related interest obligations as of March 31, 2016.

	Payments due by Period
(In millions)	Total	Remainder of 2016	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value	$2,035.8	$12.0	$226.1	$1,111.3	$686.4
Estimated interest payments to third parties (1)	890.7	134.2	471.3	248.1	37.1
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on projected rates at March 31, 2016.
Off-Balance Sheet Arrangements
CGPH did not have any off-balance sheet arrangements at March 31, 2016 or December 31, 2015.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CGPH Consolidated Condensed Financial Statements in this report.
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

The following table reconciles Net income - Restricted to Adjusted EBITDA - Restricted:

	Three Months Ended March 31,
(In millions)	2016	2015
Net income	$12.7	$10.2
Less: Net loss - Unrestricted	(5.3)	(6.5)
Net income - Restricted	18.0	16.7
Interest expense, net of interest capitalized	38.2	34.2
Depreciation and amortization	28.6	21.9
Write-downs, reserves and project opening costs, net of recoveries	0.2	2.1
Stock-based compensation	1.1	0.8
Other (1)	0.9	0.3
Adjusted EBITDA - Restricted	$87.0	$76.0
_________________________

(1)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA - Restricted but not separately identified, such as acquisition and integration costs and severance expense.

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
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CGPH may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "SEC") (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•
CGPH's dependence on Caesars Entertainment and its subsidiaries, including Caesars Enterprise Services, LLC ("CES"), to provide support and services, as well as CGPH's dependence on Caesars Entertainment's and CES' senior management's expertise and its participation in Caesars Entertainment's Total Rewards loyalty program;

•	the effects of a default by Caesars Entertainment or Caesars Entertainment Operating Company, Inc. ("CEOC") on certain debt obligations;

•	the ability of CEC to meet its financial obligations in light of its limited cash balances;

•	Caesars Entertainment's interests may conflict with CGPH's interests and Caesars Entertainment may possibly keep all potential development opportunities for itself;

•	the adverse effects due to the bankruptcy filing of CEOC and certain of its subsidiaries;

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

•	the effects of any lawsuits against CAC or CGP LLC related to the May 2014 Acquisitions;

•	the adverse effects if extensive governmental regulation and taxation policies, which are applicable to CGPH, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGPH's business to reductions in discretionary consumer spending;

•	the changing industry in which CGPH operates;

•	any failure to protect CGPH's trademarks or other intellectual property;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition CGPH's casino properties face in their respective markets;

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility; and

•	the other factors set forth under "Risk Factors."

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
Assuming a constant outstanding balance for our variable rate debt with third parties, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $8.0 million. At March 31, 2016, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 0.62%. A hypothetical reduction of this rate to zero would decrease interest expense for the next twelve months by $0.1 million.
CGPH does not purchase or hold any derivative financial instruments for trading purposes.
As of March 31, 2016, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $1,478.8 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
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
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
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
On February 13, 2015, Caesars Entertainment received a Demand For Payment of Guaranteed Obligations (the "February 13 Notice") from Wilmington Savings Fund Society, FSB, in its capacity as successor Trustee for CEOC's 10.00% Second-Priority Notes. The February 13 Notice alleges that CEOC's commencement of its voluntary Chapter 11 bankruptcy case constituted an event of default under the indenture governing the 10.00% Second-Priority Notes; that all amounts due and owing on the 10.00% Second-Priority Notes therefore immediately became payable; and that Caesars Entertainment is responsible for paying CEOC's obligations on the 10.00% Second-Priority Notes, including CEOC's obligation to timely pay all principal, interest, and any premium due on these notes, as a result of a parent guarantee provision contained in the indenture governing the notes that the February 13 Notice alleges is still binding. The February 13 Notice accordingly demands that Caesars Entertainment immediately pay Wilmington Savings Fund Society, FSB, cash in an amount of not less than $3.7 billion, plus accrued and unpaid interest (including without limitation the $184 million interest payment due December 15, 2014 that CEOC elected not to pay) and accrued and unpaid attorneys' fees and other expenses. The February 13 Notice also alleges that the interest, fees and expenses continue to accrue. CAC and CGP LLC are not parties to this demand.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court's jurisdiction over the debtors' reorganization by threatening the debtors' ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC's request and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC's request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC's motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14, 2016. The stay will remain in effect until May 9, 2016 unless extended. Certain defendants in these adversary proceedings have sought rehearing en banc by the court of appeals. None of the rulings on CEOC's request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge has set a new summary judgment briefing schedule for May and June of 2016 and has indicated his intention to rule on these summary judgment motions on or before July 22, 2016. Trial of remaining issues would take place beginning August 22, 2016. CAC and CGP LLC are not parties to these lawsuits.
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
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries, the CEC Group, from the plan. Neither CAC, CGP

LLC, CGPH nor any of their subsidiaries are part of the CEC Group. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
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
We are a highly leveraged business. As of March 31, 2016, we had $2,035.8 million face value of outstanding debt (which includes $174.5 million of assumed debt related to The Cromwell). Assuming constant outstanding balances and interest rates, our debt service obligation for the next twelve months would be $184.3 million (which includes obligations under the assumed debt related to The Cromwell), comprised solely of interest payments.
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
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the 2022 Notes.
Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
our future ability to borrow under the Senior Secured Credit Facilities as defined in Note 6 — Debt in the Consolidated Condensed Financial Statements in this report, the availability of which depends on, among other things, our complying with the covenants thereunder.

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
CES, a services joint venture among CEOC, CERP, a subsidiary of CEC, and CGPH, manages our properties and provides us with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards® loyalty program. Pursuant to the Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), CES provides corporate services and back-office support to CGPH and its casinos. CGPH has a very short history of operating casinos and interactive entertainment. Therefore, the business and operations of CGPH is dependent on the services provided by CES, and CGPH cannot operate without these services. If the quality of the services provided by Caesars Entertainment and its subsidiaries deteriorates, or if the terms under which CES provide such services change in a manner that is adverse to CGPH, it could have a material adverse effect on CGPH's business, financial condition and operating results.
In addition, if the Omnibus Agreement were to be terminated and not replaced, or if CES were to suffer significant liquidity or operational difficulties, becoming incapable of providing support and management services (or unable to provide such services at agreed upon levels) to CGPH or cease operations altogether, CGPH would no longer have access to the operational support and management expertise provided by Caesars Entertainment and its subsidiaries and it could have a material adverse effect on CGPH's business, financial condition and operating results. The management of Caesars Entertainment has concluded that, due to the material uncertainty related to certain of the litigation proceedings against Caesars Entertainment, as more fully described in Item 1. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes, there is substantial doubt about Caesars Entertainment's ability to continue as a going concern. Additionally, in March 2015, CEOC filed an adversary proceeding requesting the bankruptcy court to issue an order staying these cases as to all claims against all defendants. On July 22, 2015, the bankruptcy judge presiding over the CEOC bankruptcy denied CEOC's request to stay certain litigation against CEC including the Delaware Second Lien Lawsuit, the New York First Lien Lawsuit, the New York Second Lien Lawsuit and the Senior Unsecured Lawsuits, as more fully described in Item 1. On December 23, 2015, a panel of the Seventh Circuit Court of Appeals vacated the bankruptcy court's denial of the requested stay and remanded the case to the bankruptcy court for further consideration. On January 11, 2015, CEOC petitioned the Seventh Circuit to rehear the appeal. CEOC's petition for rehearing was denied on January 25, 2016, and the case was remanded to the bankruptcy court on February 2, 2016. On February 26, 2016, the bankruptcy court issued a ruling granting CEOC's request to stay the litigation identified above until the earlier of (i) 60 days after the examiner files his initial final report and (ii) May 9, 2016. The second lien notes trustee BOKF sought limited relief from the bankruptcy court's order on March 3, 2016, requesting that all pre-trial matters and rulings be allowed to move forward. On March 10, 2016, the bankruptcy court modified the preliminary injunction to clarify that BOKF may engage in all pre-trial matters. Accordingly, it is presently unclear whether or when those lawsuits will proceed after May 9, 2016. Adverse rulings may result in reinstatement of the CEC guarantee of certain CEOC debt which could increase the risk the conditions to consummation of the Proposed Merger are not satisfied. Adverse rulings may also result in the possibility that Caesars Entertainment enters bankruptcy or is unable to continue as a going concern.
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
Caesars Entertainment (including its consolidated subsidiaries as well as CEOC) is a highly leveraged company and has pledged a significant portion of its assets and the assets of its subsidiaries as collateral under certain of its debt obligations, including the trademarks for which CGPH has licensed the right to use, including "Total Rewards" and "Harrah's." The stock of CEOC is also pledged to secure these debt obligations. CEOC and its subsidiaries that are the owners of these trademarks filed for bankruptcy in January 2015. If Caesars Entertainment or its subsidiaries were to default on these obligations, its lenders could exercise significant influence over CGPH's business. CGPH is dependent on a number of services from Caesars Entertainment, CEOC, CES and other subsidiaries of Caesars Entertainment, pursuant to the Omnibus Agreement. If Caesars Entertainment and/or its subsidiaries file for bankruptcy protection under the U.S. bankruptcy code, their filing may materially and adversely affect CGPH's assets and operations. For example, in the event of a default by Caesars Entertainment, its lenders or their successors may elect to reject the Omnibus Agreement as an executory contract in a bankruptcy proceeding. The result of this influence and any related disruption in CGPH's business could have a material adverse effect on CGPH's business, financial condition and operating results. Recent litigation against CEC may increase the risk these events occur. See Item 1. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes.
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
CGPH has licensed the right to use certain trademarks and service marks owned or used by various affiliates of Caesars Entertainment, including Caesars World, Inc. ("CWI"), Caesars License Company, LLC ("CLC") and CEOC. These licensed trademarks and service marks include, among others, "The LINQ," "Harrah's," and "Total Rewards." CGPH's rights to use these trademarks and service marks are among its most valuable assets. CWI, CLC and CEOC filed for bankruptcy protection in January 2015, as more fully discussed in the risk factor above entitled "A default by Caesars Entertainment on certain of its debt obligations could adversely affect CGPH's business, financial condition and operating results."
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
A bankruptcy court may conclude that each of the May 2014 Acquisitions constitutes a financing rather than a true sale, and as a result we would no longer have ownership and control over assets sold or contributed to CGPH to the same extent as we do now.
Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries (such as the bankruptcy proceeding of CEOC and certain of its subsidiaries that was filed in January 2015) that sold or contributed assets to CGPH, including CEOC, the court may conclude that each of the May 2014 Acquisitions constitutes a disguised financing rather than a true sale. In such case, the court would deem CGPH's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGPH paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment's or CEOC's bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).
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
An independent investigation of the May 2014 Acquisitions in connection with CEOC's bankruptcy is currently ongoing, which will expose our and CGPH's contractual relationships with Caesars Entertainment and its subsidiaries to heightened scrutiny.
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). CAC, CGP and CIE do not have access to the unredacted report, and accordingly the description below is based on the redacted publicly-available report. The examiner is working with numerous parties to release an unredacted report, which will be made available after confidentiality issues are resolved.
The examiner's report identifies a variety of potential claims against CAC, CGP, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described in Note 12 of the Notes to Consolidated Condensed Financial Statements. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP and CIE from $1.7 billion to $2.29 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
Although this report was prepared at the request of the Bankruptcy Court, none of the findings are legally binding on the Bankruptcy Court or any party. CAC, CGP and CIE contest many of the examiner's findings, including his finding that CEOC did not receive fair value for assets transferred, any suggestion that certain of the potential claims against CAC, CGP and CIE have merit, and his calculation of potential damages. CAC, CGP and its subsidiaries believe that each of the disputed transactions involving them provided substantial value to CEOC that was reasonably equivalent to the value of the asset(s) transferred, and that they at all times acted in good faith.
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation is ongoing, with further sessions scheduled over the next few weeks.

CAC and CGP LLC are subject to fraudulent transfer litigation that, if adversely decided, may require us to return the assets acquired in the May 2014 Acquisitions, or their value, to Caesars Entertainment and its subsidiaries.
Creditors of Caesars Entertainment and its subsidiaries have sued CAC and CGP LLC under state law in an effort to recover, for their benefit, the assets CGPH acquired in the May 2014 Acquisitions as fraudulent transfers. See Item 1. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes for a discussion of these proceedings. As a general matter, fraudulent transfer law allows a creditor to recover assets, or their value, from an initial or subsequent transferee if the debtor conveyed the assets with an actual intent to hinder, delay or defraud its creditors, or if the transfer was a constructive fraudulent transfer. The principal elements of a constructive fraudulent transfer are a transfer, made while a debtor was insolvent or that rendered a debtor insolvent, for less than reasonably equivalent value.
CAC and CGP LLC strongly believe there is no merit to the actions described in Item 1. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes and CAC and CGP LLC will defend themselves vigorously and seek appropriate relief should any action be brought. However, in the CEOC Bondholder Litigation, plaintiffs seek, among other remedies, return to CEOC of six casino properties CGP LLC (including the 4 casino properties acquired by CGPH in May 2014) for approximately $3.1 billion in cash and assumed debt. The six casino properties acquired in the May 2014 Acquisitions are the only casino properties owned by CGP LLC and account for 100% of CGPH's revenue from casino operations. If CAC and CGP LLC lose the lawsuits described above, they may have to return the assets or their value to Caesars Entertainment and its subsidiaries, or be forced to pay additional amounts therefor. If CGPH were forced to return the casino properties to Caesars Entertainment and its subsidiaries, that could cause it to lose the benefit of substantial revenue generated by those properties. Additionally, if a court were to find that the transfers and sales in the May 2014 Acquisitions were improper, that could trigger a default under the debt that CGPH raised to finance the May 2014 Acquisitions. These consequences could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
If a court were to find in favor of the claimants in the Noteholder Disputes as described in Item 1, it would likely have a material adverse effect on CEC's business, financial condition, results of operations and cash flows and, absent an intervening event, a reorganization under Chapter 11 of the Bankruptcy Code would likely be necessary due to the limited resources available at CEC to resolve such matters. The significant amounts CEC has agreed to pay in connection with CEOC's reorganization raise substantial doubt about CEC's ability to continue as a going concern. In addition, CEC estimates that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs as described in Item 1.
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

A number of the Noteholder Disputes also involve claims that CEC is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which CEC guaranteed CEOC's obligations under those notes remain in effect (the "Guarantee Claims"). Such Guarantee Claims were most recently raised against Caesars Entertainment in the New York Senior Notes Lawsuit. Adverse rulings on the Guarantee Claims in this action or any of the other Noteholder Disputes could negatively affect CEC's position on such Guarantee Claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on the Guarantee Claims, CEC may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If CEC became obligated to pay amounts owed on CEOC's indebtedness as a result of the Guarantee Claims, it is likely that a reorganization of CEC under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. Accordingly, as certain of the Guarantee Claims have not been stayed, and given the timing on which these Guarantee Claims are proceeding and the inherent uncertainties of litigation, we have concluded that these matters raise substantial doubt about the Company's ability to continue as a going concern. The remaining issues in these lawsuits are expected to be tried as early as August 2016. In the event of an adverse outcome on such matters, CEC would likely seek reorganization under Chapter 11 of the Bankruptcy Code soon thereafter.
In addition to the liquidity issues raised as a result of complying with the material commitments CEC made under the RSAs, CEC estimates that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs, primarily resulting from significant expenditures made to (1) defend CEC against the matters disclosed in in Item 1. Legal Proceedings and (2) support CEOC's plan of reorganization. As a result of the foregoing, there is substantial doubt about CEC's ability to continue as a going concern, which could have a materially adverse effect on CGPH.
Risks Related to Our Business
CGPH may not realize all of the anticipated benefits of current or potential future acquisitions.
On May 20, 2014, we closed a transaction whereby CGPH, an indirect, wholly-owned subsidiary of CGPH acquired from CEOC certain of its properties and related assets. There are incremental risks and uncertainties related to the May 2014 Acquisitions contemplated thereunder, many of which are outside of our control, including the following:

•	the diversion of our management's attention from our ongoing business concerns;

•	the outcome of any legal proceedings that may be instituted against us and/or others relating to the May 2014 Acquisitions; and

•	the amounts of the costs, fees, expenses and charges related to the May 2014 Acquisitions.
For example, CAC and CGP LLC have been named in two separate lawsuits related to the May 2014 Acquisitions, as more fully described in Item 1. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes. CGPH is not party to these lawsuits.
In addition, CGPH's ability to realize the anticipated benefits of acquisitions, including but not limited to the May 2014 Acquisitions, will depend, in part, on its ability to integrate the businesses acquired with its business. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of two companies include, among others:

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
CGPH's business may be subject to seasonal fluctuations which could result in volatility and have an adverse effect on our operating results.
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
CGPH is subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where CGPH operates have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit the gaming or other licenses of CGPH's casino properties or developments, impose substantial fines and take other actions, any one of which could adversely impact CGPH's business, financial condition and results of operations. For instance, the Missouri Gaming Commission has required that CAC obtain certain licenses after the closing of the May 2014 Acquisitions even though CGPH does not operate in Missouri. The failure of CAC to maintain a license from the Missouri Gaming Commission could, among other things, result in the loss of Caesars Entertainment's gaming license in Missouri. If other jurisdictions require CGPH to obtain new licenses in connection with its operations, the formation of CES or due to future changes in regulation, and CGPH is unable to obtain those licenses, it could adversely impact CGPH's business, financial condition and results of operations. As another example, CGPH's ability to expand its operations at Harrah's New Orleans, which could include increasing the number of rooms at the hotel or opening new restaurants at the complex, is subject to regulatory approval, and any such proposal may or may not be approved.
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
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGPH's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2018 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM's The Park and joint venture with AEG, T-Mobile Arena, located between New York-New York and Monte Carlo, opened in April 2016 and includes retail and dining options and a 20,000 seat indoor arena for sporting events and concerts. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGPH's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGPH's financial performance. Growth in consumer demand for non-gaming offerings could also negatively impact our gaming revenue.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

* 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

* 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101
The following financial statements from the Company's Form 10-Q as of March 31, 2016 and December 31, 2015, for the three months ended March 31, 2016 and 2015 formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations and Comprehensive Income, (iii) Consolidated Condensed Statements of Stockholder's Equity, (iv) Consolidated Condensed Statements of Cash Flows, (v) Notes to Consolidated Condensed Financial Statements.
X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

	By:	Caesars Growth Properties Parent, LLC
its managing member

	By:	Caesars Growth Partners, LLC
its managing member

	By:	Caesars Acquisition Company
its managing member

May 5, 2016	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer of Caesars Acquisition Company, its managing member