Form 10-Q
period 2016-06-30
Caesars Growth Properties Holdings, LLC
filed 2016-08-02
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$124.0	$98.1
Receivables, net of allowance for doubtful accounts of $5.0 and $8.8, respectively	48.2	49.8
Restricted cash	2.6	2.6
Prepayments and other current assets	25.2	26.6
Total current assets	200.0	177.1
Land, property and equipment, net	2,219.3	2,253.6
Investment in Caesars Enterprise Services, LLC	26.9	26.5
Goodwill	214.1	214.1
Intangible assets other than goodwill, net	86.8	94.3
Prepaid management fees to related parties	182.7	188.3
Deferred charges and other	45.1	45.2
Total assets	$2,974.9	$2,999.1

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$17.6	$26.3
Payables to related parties	15.0	12.1
Accrued expenses	104.2	102.2
Accrued interest payable	30.2	30.6
Current portion of long-term debt	14.1	61.1
Total current liabilities	181.1	232.3
Long-term debt	1,954.2	1,957.2
Deferred credits and other	2.9	4.6
Total liabilities	2,138.2	2,194.1

Commitments and contingencies (Note 12)
Stockholder's equity
Additional paid-in capital	1,354.4	1,351.4
Accumulated deficit	(517.7)	(546.4)
Total stockholder's equity	836.7	805.0

Total liabilities and stockholder's equity	$2,974.9	$2,999.1

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Casino	$175.7	$177.3	$358.8	$365.9
Food and beverage	62.9	60.3	129.9	121.9
Rooms	91.2	82.5	184.2	156.8
Other	51.0	40.9	94.2	75.3
Less: casino promotional allowances	(45.5)	(43.6)	(96.6)	(89.2)
Net revenues	335.3	317.4	670.5	630.7

Operating expenses
Direct
Casino	84.4	83.6	177.2	175.8
Food and beverage	29.3	28.8	58.0	56.6
Rooms	23.8	21.5	46.2	40.2
Property, general, administrative and other	96.9	86.6	190.3	173.8
Management fees to related parties	9.4	8.5	18.8	18.0
Write-downs, reserves and project opening costs, net of recoveries	0.4	2.4	0.6	4.7
Depreciation and amortization	33.4	31.6	65.6	57.4
Total operating expenses	277.6	263.0	556.7	526.5
Income from operations	57.7	54.4	113.8	104.2
Interest expense, net of interest capitalized	(41.7)	(39.6)	(85.1)	(79.2)
Income before provision for income taxes	16.0	14.8	28.7	25.0
Provision for income taxes	—	—	—	—
Net income	16.0	14.8	28.7	25.0
Other comprehensive income, net of income taxes	—	—	—	—
Total comprehensive income	$16.0	$14.8	$28.7	$25.0

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at January 1, 2015	$1,335.4	$(565.4)	$770.0
Net income	—	25.0	25.0
Stock-based compensation	1.9	—	1.9
Transactions with parent and affiliates, net	(0.1)	—	(0.1)
Balance at June 30, 2015	$1,337.2	$(540.4)	$796.8

Balance at January 1, 2016	$1,351.4	$(546.4)	$805.0
Net income	—	28.7	28.7
Stock-based compensation	3.0	—	3.0
Balance at June 30, 2016	$1,354.4	$(517.7)	$836.7

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$28.7	$25.0
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	65.6	57.4
Amortization of debt discount and debt issuance costs	4.5	4.2
Stock-based compensation	3.0	1.9
Net change in long-term accounts	2.4	(0.1)
Net change in working capital accounts	5.2	(23.0)
Other	0.3	—
Cash flows provided by operating activities	109.7	65.4
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(29.4)	(109.1)
Increase in restricted cash	—	(1.7)
Decrease in restricted cash	—	3.0
Additional investment in Caesars Enterprise Services, LLC	(0.7)	(0.9)
Cash flows used in investing activities	(30.1)	(108.7)
Cash flows from financing activities
Proceeds from issuance of debt	15.0	80.0
Repayments under lending agreements	(68.7)	(29.8)
Distribution to parent	—	(0.1)
Cash flows (used in)/provided by financing activities	(53.7)	50.1
Net increase in cash and cash equivalents	25.9	6.8
Cash and cash equivalents, beginning of period	98.1	103.1
Cash and cash equivalents, end of period	$124.0	$109.9

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
Note 2 — Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the FASB Accounting Standards Codification ("ASC") and creates a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which (1) clarifies the principle for determining whether a good or service is separately identifiable from other promises in the contract and, therefore, should be accounted for separately, (2) allows entities to disregard items that are immaterial in the context of a contract, and (3) clarifies how an entity should evaluate the nature of its promise in granting a license by categorizing intellectual property into two categories which will determine whether revenue is recognized at a point in time or over time. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarify and amend certain guidance in Topic 606 on assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, and completed contracts and contract modifications at transition. In addition, the ASU clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption; however, an entity is required to disclose the effect on any periods retrospectively adjusted. The ASUs are effective for public business entities for fiscal years beginning after December 15, 2017, and interim reporting periods within that reporting period. Early application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently assessing the impact the adoption of these standards will have on our financial statements.
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
In March 2016, the FASB issued ASU No. 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement for retroactive adjustment when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments in this ASU also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements, but do not believe, based upon preliminary data that the impact will be material.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which (1) requires that all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, (2) requires that companies present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, (3) allows employers to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting, (4) allows companies to make a policy election to either account for forfeitures as they occur or estimate forfeitures, and (5) includes nonpublic entity practical expedients. For public business entities, the amendments in this guidance are effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. Caesars Entertainment grants stock-based compensation awards in Caesars Entertainment common stock to certain employees that work for the management companies of our casino properties and allocates the expense to us. Caesars Entertainment adopted ASU No. 2016-09 during the quarter ended June 30, 2016. The adoption of this ASU had an immaterial impact on our financial statements.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For available-for-sale debt securities, ASU No. 2016-13 aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses and subsequent reversals through an allowance rather than a write-down. For public business entities that are SEC filers, the amendments in this guidance are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early application will be permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently assessing the impact the adoption of this standard will have on our financial statements.

Note 3 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

(In millions)	June 30, 2016	December 31, 2015
Land and land improvements	$1,072.5	$1,072.5
Building and improvements	1,173.7	1,167.0
Furniture, fixtures and equipment	496.0	492.1
Construction in progress	16.5	4.9
	2,758.7	2,736.5
Less: accumulated depreciation	(539.4)	(482.9)
Land, property and equipment, net	$2,219.3	$2,253.6
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three months ended June 30, 2016 and 2015, the aggregate depreciation expense was $28.9 million and $27.3 million, respectively. For the six months ended June 30, 2016 and 2015, the aggregate depreciation expense was $56.7 million and $48.8 million, respectively.
Amortization expense related to other items included within Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income totaled $0.7 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, amortization expense was $1.4 million and $1.1 million, respectively.
During the three months ended June 30, 2016 and 2015, capital expenditures net of related payables were $17.5 million and $69.1 million, respectively. Significant capital expenditures net of related payables include $9.6 million for Planet Hollywood during the three months ended June 30, 2016 and $55.8 million for The LINQ Hotel & Casino during the three months ended June 30, 2015.
During the six months ended June 30, 2016 and 2015, capital expenditures net of related payables were $29.4 million and $109.1 million, respectively. Significant capital expenditures net of related payables include $15.9 million for Planet Hollywood during the six months ended June 30, 2016 and $85.7 million for The LINQ Hotel & Casino during the six months ended June 30, 2015.
The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015.
No impairment of property and equipment was recognized by the Company for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income.
Note 4 — Goodwill and Other Intangible Assets
Goodwill was as follows as of June 30, 2016 and December 31, 2015:

(In millions)
Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at December 31, 2015 and June 30, 2016	$214.1
There were no additions or impairment charges to goodwill during the six months ended June 30, 2016 and 2015.
Changes in Carrying Value of Intangible Assets Other Than Goodwill

(In millions)
Balance at January 1, 2015	$109.3
Amortization expense	(7.5)
Balance at June 30, 2015	$101.8

Balance at January 1, 2016	$94.3
Amortization expense	(7.5)
Balance at June 30, 2016	$86.8

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset other than goodwill:

	June 30, 2016				December 31, 2015
(In millions)	Weighted Average Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	5.3	$211.6	$(147.3)	$64.3	$211.6	$(141.3)	$70.3
Gaming rights	8.0	45.8	(23.3)	22.5	45.8	(21.8)	24.0
		$257.4	$(170.6)	$86.8	$257.4	$(163.1)	$94.3
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three months ended June 30, 2016 and 2015, there was $3.8 million of amortization expense in both periods. For the six months ended June 30, 2016 and 2015, there was $7.5 million of amortization expense in both periods. Estimated amortization expense is $7.5 million for the remaining six months ending December 31, 2016, $15.0 million for each of the four years from 2017 through 2020 and $12.2 million for 2021. Total estimated amortization expense for 2022 and thereafter is $7.1 million.
No impairment charges for amortizing intangible assets were recorded for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income.
Note 5 — Accrued Expenses
Accrued expenses consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
Deposits and customer funds liability, including advance hotel deposits	$31.4	$32.9
Payroll and other compensation	26.3	25.8
Accrued non-income taxes	10.8	12.0
Chip and token liability	4.6	6.1
Insurance claims and reserves	3.8	3.8
Progressive liability	2.7	2.7
Other accruals	24.6	18.9
	$104.2	$102.2

Note 6 — Debt
The following table presents CGPH outstanding third-party debt as of June 30, 2016 and December 31, 2015.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	June 30, 2016	June 30, 2016	June 30, 2016	December 31, 2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)	2019	variable	$—	$—	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,151.5	1,122.4	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	661.2	660.3
Cromwell Credit Facility	2019	11.00%	173.8	169.0	169.2
Capital lease obligations	2016 - 2017	various	0.5	0.5	1.2
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2016	various	1.5	1.5	2.8
Total debt			2,016.0	1,968.3	2,018.3
Current portion of total debt			(14.1)	(14.1)	(61.1)
Long-term debt			$2,001.9	$1,954.2	$1,957.2
_________________________
(1) Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 5.00% for payments subsequent to May 9, 2016 and LIBOR plus 5.25% for payments prior to May 9, 2016.
As of June 30, 2016, the face value of CGPH's annual maturities of outstanding third-party debt were as follows:

(In millions) Year	Annual Maturity of Outstanding Third-Party Debt
Remainder of 2016	$7.9
2017	12.2
2018	12.2
2019	186.0
2020	12.2
2021	1,099.1
Thereafter	686.4
Total outstanding third-party debt	$2,016.0
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
The Credit Agreement provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of June 30, 2016, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
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
As of June 30, 2016 and December 31, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $24.8 million and $27.0 million, respectively, and net of unamortized debt issuance costs of $4.3 million and $4.7 million, respectively. The effective interest rate was 6.86% as of both June 30, 2016 and December 31, 2015.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted as defined. As of June 30, 2016, CGPH's SSLR was 2.90 to 1.00.
As of June 30, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee.
As of June 30, 2016 and December 31, 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $12.1 million and $12.9 million, respectively, and net of unamortized debt issuance costs of $1.7 million and $1.8 million, respectively. The effective interest rate was 9.84% as of both June 30, 2016 and December 31, 2015.
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
As of June 30, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
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
As of June 30, 2016 and December 31, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.4 million and $3.8 million, respectively, and net of unamortized debt issuance costs of $1.4 million and $1.6 million, respectively. The effective interest rate was 11.92% as of both June 30, 2016 and December 31, 2015.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain a SSLR of no more than 5.25 to 1.00 during the first quarter of 2016, which is the ratio of PropCo's first lien senior secured net debt to consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of June 30, 2016, PropCo's SSLR was 4.90 to 1.00.
The Cromwell Credit Facility allows the right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of June 30, 2016 and December 31, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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
Note 7 — Financial Instruments
Restricted Cash
As of both June 30, 2016 and December 31, 2015, the Company had $2.6 million of restricted cash related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
Investment in CES
Investment in CES, further described in Note 14 — Related Party Transactions, consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary. We account for our investment using the equity method. Pursuant to capital calls during the six months ended June 30, 2016 and 2015, CGPH contributed an additional $0.7 million and $0.9 million, respectively, to CES. During the three months ended June 30, 2016, CGPH's investment in CES decreased by $0.3 million due to the allocation of depreciation related to assets in the investment.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.
The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Food and beverage	$22.3	$21.9	$47.3	$45.4
Rooms	20.6	19.7	44.0	39.1
Other	2.6	2.0	5.3	4.7
	$45.5	$43.6	$96.6	$89.2

The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Food and beverage	$12.7	$12.7	$26.5	$26.3
Rooms	6.4	6.0	13.1	11.9
Other	1.5	1.1	3.1	2.8
	$20.6	$19.8	$42.7	$41.0
Note 9 — Write-downs, Reserves and Project Opening Costs, Net of Recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Divestitures and abandonments (1)	$0.1	$1.6	$0.4	$4.6
Efficiency projects	0.2	—	0.2	—
Remediation costs	0.1	0.6	0.2	1.5
Project opening costs	—	0.2	—	0.8
Other	—	—	(0.2)	(2.2)
	$0.4	$2.4	$0.6	$4.7
_________________________
(1) Divestitures and abandonments were primarily comprised of demolition costs related to projects in development.
Note 10 — Income Taxes
CGPH is a disregarded entity for income tax purposes whereby all income or loss is passed through to its parent company, CGP LLC, which is treated as a flow through entity for income tax purposes.
CGPH classifies reserves for tax uncertainties within Deferred credits and other in the Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. CGPH had no reserves for tax uncertainties as of June 30, 2016 or December 31, 2015.
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
Items Disclosed at Fair Value
Debt
As of June 30, 2016, our outstanding debt with third parties had an estimated fair value of $1,902.3 million and a book value of $1,968.3 million. As of December 31, 2015, our outstanding debt with third parties had an estimated fair value of $1,800.3 million and a book value of $2,018.3 million.

We calculate the fair value of debt based on borrowing rates available as of June 30, 2016, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
During the three and six months ended June 30, 2016 and 2015, there were no impairment charges for assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to initial recognition.
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
CEOC Bondholder Litigation or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of Caesars Entertainment Operating Company, Inc. ("CEOC"), filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of this proceeding (and others). The stay will remain in effect until August 29, 2016, unless extended.

On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of these proceedings (and others). The stay will remain in effect until August 29, 2016, unless extended. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the (a) Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain holders of claims in respect of claims under CEOC's first lien notes (the "First Lien Bond RSA") and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC's first lien credit agreement (the "First Lien Bank RSA" and, together with the First Lien Bond RSA, the "RSAs"), has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the First Lien Bond RSAs.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of the BOKF proceedings (and others). UMB has consented to application of the temporary stay to its lawsuit as well. The stay will remain in effect until August 29, 2016, unless extended. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court's jurisdiction over the debtors' reorganization by threatening the debtors' ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC's request and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC's request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC's motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14, 2016. The stay will remain in effect until May 9, 2016, unless extended. Certain defendants in these adversary proceedings have sought rehearing en banc by the court of appeals. None of the rulings on CEOC's request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of many of the Parent Guarantee Lawsuits. Wilmington Trust has consented to application of the temporary stay to this lawsuit. The stay will remain in effect until August 29, 2016, unless extended.
In accordance with the terms of the applicable indentures and as previously disclosed, Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believes the demands for payment are without merit. The claims against CEOC have been stayed due to the Chapter 11 process and, except as described above, the actions against CEC have been allowed to continue.
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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, Caesars Interactive Entertainment, Inc. ("CIE"), and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion is scheduled for September 12, 2016.
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the redacted publicly-available report. The examiner is working with numerous parties to release an unredacted report, which will be made available after confidentiality issues are resolved.
The examiner's report identifies a variety of potential claims against CAC, CGP LLC, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described above. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP LLC and CIE from $1.7 billion to $2.3 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
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
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation has continued throughout June and July, with more sessions expected in the coming weeks.
On June 28, 2016, an order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the revised second amended joint plan of reorganization were entered in the bankruptcy court. The confirmation hearing is currently scheduled to begin on January 17, 2017 (which date is subject to being moved by the bankruptcy court).
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
Harrah's New Orleans Operating Agreement
Harrah's New Orleans operates under a casino operating contract with the Rivergate Development Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah's New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah's New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah's New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For the three months ended June 30, 2016 and 2015, Harrah's New Orleans paid $18.8 million and $26.3 million, respectively, to the Louisiana Gaming Control Board. For the six months ended June 30, 2016 and 2015, Harrah's New Orleans paid $33.7 million and $41.1 million, respectively, to the Louisiana Gaming Control Board.
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. As of June 30, 2016, Planet Hollywood had future minimum commitments and contingencies of $4.2 million related to the amended ESA.

Insurance Accruals
CGPH's properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 14 — Related Party Transactions for additional information.
Entertainment Commitments
In July 2013, Planet Hollywood entered into a performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform at The AXIS starting in December 2013. The original performance agreement ran through the end of 2015. In September 2015, Planet Hollywood and Ms. Spears entered into a new performance agreement pursuant to which Ms. Spears agreed to continue to perform at The AXIS through December 2017. In November 2015, Planet Hollywood finalized its performance agreement with Jennifer Lopez pursuant to which Ms. Lopez agreed to perform at The AXIS starting in January 2016. The performance agreements with Ms. Spears and Ms. Lopez contain customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. As of June 30, 2016, CGPH's future commitments aggregate to approximately $62.8 million.
Management Fees to Related Party
See Note 14 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah's New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. As a result of these audits, Harrah's New Orleans had accrued $4.5 million and $3.6 million at June 30, 2016 and December 31, 2015, respectively.
Note 13 — Supplemental Cash Flow Information
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Six Months Ended June 30,
(In millions)	2016	2015
Receivables	$1.6	$5.7
Prepayments and other current assets	1.0	(1.7)
Accounts payable	(1.9)	4.1
Payables to related parties	2.9	(28.9)
Accrued expenses and interest payable	1.6	(2.2)
Net change in working capital accounts	$5.2	$(23.0)
Cash paid for interest for the six months ended June 30, 2016 and 2015 was $79.6 million and $80.5 million, respectively.
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

Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Pursuant to capital calls during the six months ended June 30, 2016 and 2015, CGPH contributed an additional $0.7 million and $0.9 million, respectively, to CES. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
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
Allocated General Corporate Expenses
The Consolidated Condensed Statements of Operations and Comprehensive Income reflects an allocation of both expenses incurred in connection with our shared services agreements and directly billed expenses incurred through Caesars Entertainment and CES. We recorded allocated general corporate expenses and directly billed expenses totaling $29.4 million and $63.6 million for the three and six months ended June 30, 2016, respectively, and $29.9 million and $55.9 million for the three and six months ended June 30, 2015, respectively. The net payable balances for allocated and directly billed expenses are recorded in Payables to related parties in the Consolidated Condensed Balance Sheets.
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
Management Fees
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC and Cromwell Manager, LLC (collectively, the "Property Managers" and individually, a "Property Manager") are wholly-owned indirect subsidiaries of CEOC, and prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell. Fees paid to the Property Managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For the three months ended June 30, 2016 and 2015, the fees were $7.1 million and $7.0 million, respectively, and for the six months ended June 30, 2016 and 2015, the fees were $14.7 million and $14.0 million, respectively. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. As of June 30, 2016 and December 31, 2015, the payable balance related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.0 million and $0.8 million, respectively.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Managers for $138.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During both the three months ended June 30, 2016 and 2015, the Company recorded amortization in the amount of $2.3 million and during both the six months ended June 30, 2016 and 2015, the Company recorded amortization in the amount of $4.6 million which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. Additionally, during both the three months ended June 30, 2016 and 2015, the Company received 50% of the management fees paid in the amount of $3.5 million and during the six months ended June 30, 2016 and 2015, the Company received $7.3 million and $7.0 million, respectively, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income.

Planet Hollywood Management Fees
PHW Manager, LLC ("PHW Manager") is a wholly-owned subsidiary of CEOC, and prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the three months ended June 30, 2016 and 2015, the fees were $6.1 million and $4.8 million, respectively, and for the six months ended June 30, 2016 and 2015, the fees were $11.7 million and $10.4 million, respectively. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. As of June 30, 2016 and December 31, 2015, the payable balances related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.1 million and $0.8 million, respectively.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC and the 50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract. During both the three months ended June 30, 2016 and 2015, the Company recorded amortization in the amount of $0.5 million and during both the six months ended June 30, 2016 and 2015, the Company recorded amortization in the amount of $1.0 million which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. Additionally, for the three months ended June 30, 2016 and 2015, the Company received 50% of the Planet Hollywood management fee paid in the amount of $3.1 million and $2.6 million, respectively, and during the six months ended June 30, 2016 and 2015, the Company received $5.9 million and $5.0 million, respectively, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income.
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
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which certain employees of the Company may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. Caesars Entertainment maintains an employer match of up to $600 per year. The Company's reimbursement for Caesars Entertainment's contribution expense was $0.5 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.
Multiemployer Benefit Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. The Company's reimbursement for Caesars Entertainment's contributions and charges for these plans was $8.8 million and $8.7 million for the three months ended June 30, 2016 and 2015, respectively, and $17.6 million and $17.4 million for the six months ended June 30, 2016 and 2015, respectively. These expenses were included in Property, general, administrative and other in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Equity Incentive Awards
Caesars Entertainment maintains equity incentive award plans in which employees of CGPH may participate. Caesars Entertainment allocates an appropriate amount of cost for these awards to each subsidiary where employees participate. For the three and six months ended June 30, 2016, allocations were $1.8 million and 3.0 million, respectively. For the three and six months ended June 30, 2015, allocations were $1.0 million and $1.9 million, respectively.
Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly-owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is utilized by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent of approximately $1.3 million per month beginning on January 1, 2014, totaling $3.8 million for both the three months ended June 30, 2016 and 2015 and $7.5 million for both the six months ended June 30, 2016 and 2015.
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
The tables below present the consolidating condensed financial information as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying financial information based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
JUNE 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$49.4	$—	$50.8	$23.8	$—	$124.0
Receivables, net of allowance for doubtful accounts	—	—	46.4	1.8	—	48.2
Restricted cash	—	—	2.6	—	—	2.6
Prepayments and other current assets	0.4	—	23.7	1.1	—	25.2
Total current assets	49.8	—	123.5	26.7	—	200.0
Land, property and equipment, net	—	—	1,967.9	251.4	—	2,219.3
Investment in CES	26.9	—	—	—	—	26.9
Investment in subsidiaries	2,903.9	—	—	—	(2,903.9)	—
Goodwill	—	—	214.1	—	—	214.1
Intangible assets other than goodwill, net	—	—	86.8	—	—	86.8
Prepaid management fees to related parties	—	—	168.2	14.5	—	182.7
Deferred charges and other	2.4	—	42.4	0.3	—	45.1
Total assets	$2,983.0	$—	$2,602.9	$292.9	$(2,903.9)	$2,974.9

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$0.7	$—	$16.0	$0.9	$—	$17.6
Payables to related parties	11.7	—	3.1	0.2	—	15.0
Accrued expenses	0.1	—	99.2	4.9	—	104.2
Accrued interest payable	27.4	10.5	—	2.8	(10.5)	30.2
Current portion of long-term debt	11.8	—	2.1	0.2	—	14.1
Total current liabilities	51.7	10.5	120.4	9.0	(10.5)	181.1
Long-term debt	1,771.8	675.0	13.4	169.0	(675.0)	1,954.2
Deferred credits and other	—	—	2.9	—	—	2.9
Total liabilities	1,823.5	685.5	136.7	178.0	(685.5)	2,138.2
Stockholder's equity
Additional paid-in capital	1,354.4	(685.5)	2,476.4	227.1	(2,018.0)	1,354.4
Accumulated deficit	(194.9)	—	(10.2)	(112.2)	(200.4)	(517.7)
Total stockholder's equity	1,159.5	(685.5)	2,466.2	114.9	(2,218.4)	836.7
Total liabilities and stockholder's equity	$2,983.0	$—	$2,602.9	$292.9	$(2,903.9)	$2,974.9

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED JUNE 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$166.4	$9.3	$—	$175.7
Food and beverage	—	—	55.8	7.1	—	62.9
Rooms	—	—	88.1	3.1	—	91.2
Other	—	—	45.6	5.4	—	51.0
Less: casino promotional allowances	—	—	(42.7)	(2.8)	—	(45.5)
Net revenues	—	—	313.2	22.1	—	335.3
Operating expenses
Direct
Casino	—	—	78.2	6.2	—	84.4
Food and beverage	—	—	24.8	4.5	—	29.3
Rooms	—	—	22.8	1.0	—	23.8
Property, general, administrative and other	6.4	—	86.3	4.2	—	96.9
Management fees to related parties	—	—	8.9	0.5	—	9.4
Write-downs, reserves and project opening costs, net of recoveries	—	—	0.5	(0.1)	—	0.4
Depreciation and amortization	—	—	29.0	4.4	—	33.4
Total operating expenses	6.4	—	250.5	20.7	—	277.6
(Loss)/income from operations	(6.4)	—	62.7	1.4	—	57.7
Interest expense, net of interest capitalized	(36.3)	—	(0.3)	(5.1)	—	(41.7)
Net (loss)/income before gain on interests in subsidiaries	(42.7)	—	62.4	(3.7)	—	16.0
Gain on interests in subsidiaries	58.7	—	—	—	(58.7)	—
Net income/(loss)	16.0	—	62.4	(3.7)	(58.7)	16.0
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$16.0	$—	$62.4	$(3.7)	$(58.7)	$16.0

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED JUNE 30, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$166.0	$11.3	$—	$177.3
Food and beverage	—	—	53.2	7.1	—	60.3
Rooms	—	—	79.5	3.0	—	82.5
Other	—	—	33.8	7.1	—	40.9
Less: casino promotional allowances	—	—	(40.7)	(2.9)	—	(43.6)
Net revenues	—	—	291.8	25.6	—	317.4
Operating expenses
Direct
Casino	—	—	77.2	6.4	—	83.6
Food and beverage	—	—	23.8	5.0	—	28.8
Rooms	—	—	20.6	0.9	—	21.5
Property, general, administrative and other	3.3	—	79.1	4.2	—	86.6
Management fees to related parties	—	—	8.0	0.5	—	8.5
Write-downs, reserves and project opening costs, net of recoveries	—	—	2.4	—	—	2.4
Depreciation and amortization	—	—	27.4	4.2	—	31.6
Total operating expenses	3.3	—	238.5	21.2	—	263.0
(Loss)/income from operations	(3.3)	—	53.3	4.4	—	54.4
Interest expense, net of interest capitalized	(37.4)	—	3.2	(5.4)	—	(39.6)
Net (loss)/income before gain on interests in subsidiaries	(40.7)	—	56.5	(1.0)	—	14.8
Gain on interests in subsidiaries	55.5	—	—	—	(55.5)	—
Net income/(loss)	14.8	—	56.5	(1.0)	(55.5)	14.8
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$14.8	$—	$56.5	$(1.0)	$(55.5)	$14.8

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
SIX MONTHS ENDED JUNE 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$339.2	$19.6	$—	$358.8
Food and beverage	—	—	115.5	14.4	—	129.9
Rooms	—	—	178.0	6.2	—	184.2
Other	—	—	86.4	7.8	—	94.2
Less: casino promotional allowances	—	—	(90.9)	(5.7)	—	(96.6)
Net revenues	—	—	628.2	42.3	—	670.5
Operating expenses
Direct
Casino	—	—	164.2	13.0	—	177.2
Food and beverage	—	—	49.1	8.9	—	58.0
Rooms	—	—	44.3	1.9	—	46.2
Property, general, administrative and other	12.5	—	169.5	8.3	—	190.3
Management fees to related parties	—	—	17.8	1.0	—	18.8
Write-downs, reserves and project opening costs, net of recoveries	—	—	0.7	(0.1)	—	0.6
Depreciation and amortization	—	—	57.6	8.0	—	65.6
Total operating expenses	12.5	—	503.2	41.0	—	556.7
(Loss)/income from operations	(12.5)	—	125.0	1.3	—	113.8
Interest expense, net of interest capitalized	(73.2)	—	(1.6)	(10.3)	—	(85.1)
Net (loss)/income before gain on interests in subsidiaries	(85.7)	—	123.4	(9.0)	—	28.7
Gain on interests in subsidiaries	114.4	—	—	—	(114.4)	—
Net income/(loss)	28.7	—	123.4	(9.0)	(114.4)	28.7
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$28.7	$—	$123.4	$(9.0)	$(114.4)	$28.7

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$87.4	$—	$185.5	$0.8	$(164.0)	$109.7
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(28.5)	(0.9)	—	(29.4)
Investment in subsidiaries	(7.4)	—	—	—	7.4	—
Additional investment in CES	(0.7)	—	—	—	—	(0.7)
Cash flows (used in)/provided by investing activities	(8.1)	—	(28.5)	(0.9)	7.4	(30.1)
Cash flows from financing activities
Proceeds from issuance of long-term debt	15.0	—	—	—	—	15.0
Repayments under lending agreements	(65.9)	—	(1.7)	(1.1)	—	(68.7)
Transactions with parents and affiliates	—	—	(164.0)	7.4	156.6	—
Cash flows (used in)/provided by financing activities	(50.9)	—	(165.7)	6.3	156.6	(53.7)
Net increase/(decrease) in cash and cash equivalents	28.4	—	(8.7)	6.2	—	25.9
Cash and cash equivalents, beginning of period	21.0	—	59.5	17.6	—	98.1
Cash and cash equivalents, end of period	$49.4	$—	$50.8	$23.8	$—	$124.0

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
Operating Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
Net revenues	$335.3	$317.4	$17.9	$670.5	$630.7	$39.8
Income from operations	57.7	54.4	3.3	113.8	104.2	9.6
Net income	16.0	14.8	1.2	28.7	25.0	3.7
Adjusted EBITDA(1)	94.2	89.6	4.6	184.8	168.7	16.1
_________________________

(1)
See Reconciliations of Non-GAAP Financial Measures later in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Net income to Adjusted Earnings before Interest Income/Expense, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA").

Performance of our casino properties is measured in part through tracking of trips by rated customers, which means a customer whose gaming activity is tracked through the Total Rewards system, referred to as "trips," and spend per rated customer trip, referred to as "spend per trip." A trip is created by a Total Rewards card holder engaging in one or more of the following activities while at our property: (1) hotel stay, (2) gaming activity or (3) a comp redemption, which means the receipt of a complimentary item given out by the casino. Lodgers are guests registered with the Total Rewards program who stay at the property and non-lodgers are guests registered with the Total Rewards program not staying at the property. Customer spend means the cumulative rated theoretical spend (which is the amount of money expected to be retained by the casino based upon the mathematics underlying the particular game as a fraction of the amount of money wagered by the customer) across all game types for a specific customer. The average combined gross hold is the percentage of the amount wagered across all game types (including table games and slot machines) that the casino retained.
Second Quarter 2016 results compared with Second Quarter 2015
Casino Properties and Developments revenues were impacted primarily by the following:

•	Continued enhancement of entertainment options at Planet Hollywood positively impacted other revenues; and

•	Increases in all categories of revenues as a result of renovations at The LINQ Hotel & Casino, which was substantially completed and available to guests in early May 2015.
Net revenues for the three months ended June 30, 2016 increased by $17.9 million, or 5.6%, compared with the same period in 2015. Total trips decreased by approximately 6.1% during the three months ended June 30, 2016 when compared to the same period in 2015. Gross casino hold increased to 12.2% for the three months ended June 30, 2016 from 11.9% for the same period in 2015.
Cash average daily room rates for the three months ended June 30, 2016 increased to $129, or 8.4%, when compared to $119 for the same period in 2015. Average daily occupancy was 96.0% for the three months ended June 30, 2016 and 94.9% for the same period in 2015. Revenue per available room ("RevPar") for the three months ended June 30, 2016 and 2015 was $122 and $113, respectively, or an increase of 8.0%.
Income from operations for the three months ended June 30, 2016 increased by $3.3 million, or 6.1%, compared with the same period in 2015, Net income for the three months ended June 30, 2016 increased by $1.2 million, or 8.1%, compared with the same period in 2015 and Adjusted EBITDA for the three months ended June 30, 2016 increased by $4.6 million, or 5.1%, as compared with the same period in 2015 primarily due to the income impact of increased revenues at Planet Hollywood and The LINQ Hotel & Casino. The increase for Net income was also offset by an increase in interest expense.

Six months ended June 30, 2016 results compared with June 30, 2015
Casino Properties and Developments revenues were impacted primarily by the following:

•	Continued enhancement of entertainment options at Planet Hollywood positively impacted other revenues; and

•	Increases in all categories of revenues as a result of renovations at The LINQ Hotel & Casino.

•	These increases were partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
Net revenues for the six months ended June 30, 2016 increased by $39.8 million, or 6.3%, compared with the same period in 2015. Total trips decreased by approximately 5.3% during the six months ended June 30, 2016 when compared to the same period in 2015. Gross casino hold increased to 11.8% for the six months ended June 30, 2016 from 11.6% for the same period in 2015.
Cash average daily room rates for the six months ended June 30, 2016 increased to $133, or 8.1%, when compared to $123 for the same period in 2015. Average daily occupancy was 94.8% for the six months ended June 30, 2016 and 93.3% for the same period in 2015. RevPar for the six months ended June 30, 2016 and 2015 was $123 and $114, respectively, or an increase of 7.9%.
Income from operations for the six months ended June 30, 2016 increased by $9.6 million, or 9.2%, compared with the same period in 2015, Net income for the six months ended June 30, 2016 increased by $3.7 million, or 14.8%, compared with the same period in 2015 and Adjusted EBITDA for the six months ended June 30, 2016 increased by $16.1 million, or 9.5%, as compared with the same period in 2015 primarily due to the income impact of increased revenues at Planet Hollywood and The LINQ Hotel & Casino offset by a decrease at Harrah's New Orleans as a result of the April 2015 smoking ban. The increase for Net income was also offset by an increase in interest expense.
Incentives are often provided for customers to stay and play at our properties. Incentives are provided to customers based on a number of factors such as marketing plans, competitive factors, economic conditions, and regulations. These incentives come in a variety of different forms including free and discounted products, gaming credits, food and beverage credits, hotel room credits, and other forms. The retail value of accommodations, food and beverage credits, and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above include all promotional allowances. We believe our allocation of promotional allowances to be within industry standards and appropriate for our brands and competitive environment.
Other Factors Affecting Net Income
Interest Expense, Net of Interest Capitalized
The debt agreements captioned in the following table are defined in Note 6 — Debt of the Consolidated Condensed Financial Statements in this report. The table below summarizes our Interest expense, net of interest capitalized as it relates to these agreements:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(36.3)	$(37.4)	$1.1	$(73.2)	$(73.5)	$0.3
Cromwell Credit Facility	(5.1)	(5.4)	0.3	(10.3)	(10.8)	0.5
Other interest (expense)/income, including capitalized interest	(0.3)	3.2	(3.5)	(1.6)	5.1	(6.7)
Interest expense, net of interest capitalized	$(41.7)	$(39.6)	$(2.1)	$(85.1)	$(79.2)	$(5.9)
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

	Three Months Ended June 30,
(In millions)	2016	2015
Net income	$16.0	$14.8
Interest expense, net of interest capitalized	41.7	39.6
Depreciation and amortization	33.4	31.6
EBITDA	91.1	86.0
Write-downs, reserves and project opening costs, net of recoveries (1)	0.4	2.4
Stock-based compensation (2)	1.8	1.0
Other (3)	0.9	0.2
Adjusted EBITDA	$94.2	$89.6

	Six Months Ended June 30,
(In millions)	2016	2015
Net income	$28.7	$25.0
Interest expense, net of interest capitalized	85.1	79.2
Depreciation and amortization	65.6	57.4
EBITDA	179.4	161.6
Write-downs, reserves and project opening costs, net of recoveries (1)	0.6	4.7
Stock-based compensation (2)	3.0	1.9
Other (3)	1.8	0.5
Adjusted EBITDA	$184.8	$168.7
_________________________

(1)	Amounts include development costs related to the renovation of The LINQ Hotel & Casino and Planet Hollywood.

(2)	Amounts represent non-cash stock based compensation expense.

(3)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as acquisition and integration costs and severance expense.
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
During the three months ended June 30, 2016 and 2015, capital expenditures net of related payables were $17.5 million and $69.1 million, respectively. Significant capital expenditures net of related payables include $9.6 million for Planet Hollywood during the three months ended June 30, 2016 and $55.8 million for The LINQ Hotel & Casino during the three months ended June 30, 2015.
During the six months ended June 30, 2016 and 2015, capital expenditures net of related payables were $29.4 million and $109.1 million, respectively. Significant capital expenditures net of related payables include $15.9 million for Planet Hollywood during the six months ended June 30, 2016 and $85.7 million for The LINQ Hotel & Casino during the six months ended June 30, 2015.
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
As of June 30, 2016, CGPH had $1,122.4 million, $661.2 million and zero in book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility, respectively. At December 31, 2015, the book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility was $1,125.7 million, $660.3 million and $45.0 million, respectively. Net CGPH repayments under the Revolving Credit Facility during the six months ended June 30, 2016 were $45.0 million. As of June 30, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH's outstanding debt securities.
In November 2012, Corner Investment Propco, LLC ("PropCo") entered into a $185.0 million, seven-year senior secured credit facility bearing interest at the London Inter-Bank Offered Rate ("LIBOR") plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of The Cromwell into a boutique lifestyle hotel. As of June 30, 2016, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
Our cash and cash equivalents, excluding restricted cash, totaled $124.0 million as of June 30, 2016, compared to $98.1 million as of December 31, 2015. Restricted cash totaled $2.6 million as of both June 30, 2016 and December 31, 2015 related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
As of June 30, 2016 and December 31, 2015, we had $2,016.0 million and $2,070.1 million, respectively, face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the six months ended June 30, 2016 and 2015 was $79.6 million and $80.5 million, respectively.
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
Capital Resources
The following table presents CGPH outstanding third-party debt as of June 30, 2016 and December 31, 2015.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	June 30, 2016	June 30, 2016	June 30, 2016	December 31, 2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility(1)	2019	variable	$—	$—	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,151.5	1,122.4	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	661.2	660.3
Cromwell Credit Facility	2019	11.00%	173.8	169.0	169.2
Capital lease obligations	2016 - 2017	various	0.5	0.5	1.2
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2016	various	1.5	1.5	2.8
Total debt			2,016.0	1,968.3	2,018.3
Current portion of total debt			(14.1)	(14.1)	(61.1)
Long-term debt			$2,001.9	$1,954.2	$1,957.2
_________________________
(1) Variable interest rate calculated as LIBOR plus 5.00% for payments subsequent to May 9, 2016 and LIBOR plus 5.25% for payments prior to May 9, 2016.
As of June 30, 2016, we are in compliance with all affirmative and negative covenants related to our debt instruments.

See Note 6 — Debt in the Consolidated Condensed Financial Statements in this report for further details.
Other Obligations and Commitments
The table below summarizes CGPH's debt and related interest obligations as of June 30, 2016.

	Payments due by Period
(In millions)	Total	Remainder of 2016	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value	$2,016.0	$7.9	$210.4	$1,111.3	$686.4
Estimated interest payments to third parties (1)	825.4	78.5	466.7	243.0	37.2
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on projected rates at June 30, 2016.
Off-Balance Sheet Arrangements
CGPH did not have any off-balance sheet arrangements at June 30, 2016 or December 31, 2015.
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

The following table reconciles Net income - Restricted to Adjusted EBITDA - Restricted:

	Three Months Ended June 30,
(In millions)	2016	2015
Net income	$16.0	$14.8
Less: Net loss - Unrestricted	(3.7)	(1.0)
Net income - Restricted	19.7	15.8
Interest expense, net of interest capitalized	36.6	34.2
Depreciation and amortization	29.0	27.4
Write-downs, reserves and project opening costs, net of recoveries	0.5	2.4
Stock-based compensation	1.8	0.9
Other (1)	0.8	0.2
Adjusted EBITDA - Restricted	$88.4	$80.9

	Six Months Ended June 30,
(In millions)	2016	2015
Net income	$28.7	$25.0
Less: Net loss - Unrestricted	(9.0)	(7.5)
Net income - Restricted	37.7	32.5
Interest expense, net of interest capitalized	74.8	68.4
Depreciation and amortization	57.6	49.3
Write-downs, reserves and project opening costs, net of recoveries	0.7	4.5
Stock-based compensation	2.9	1.7
Other (1)	1.7	0.5
Adjusted EBITDA - Restricted	$175.4	$156.9
_________________________

(1)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA - Restricted but not separately identified, such as acquisition and integration costs and severance expense.

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
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $7.9 million. At June 30, 2016, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 0.63%. A hypothetical reduction of this rate to zero would have no impact on interest expense for the next twelve months.
CGPH does not purchase or hold any derivative financial instruments for trading purposes.
As of June 30, 2016, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $1,475.2 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
CEOC Bondholder Litigation or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of this proceeding (and others). The stay will remain in effect until August 29, 2016, unless extended.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of these proceedings (and others). The stay will remain in effect until August 29, 2016, unless extended. CAC and CGP LLC are not parties to these lawsuits.
On November 25, 2014, UMB Bank ("UMB"), as successor indenture trustee for CEOC's 8.5% senior secured notes due 2020, filed a verified complaint (the "Delaware First Lien Lawsuit") in Delaware Chancery Court against CEC, CEOC, CERP, CAC, CGP LLC, CES, and against an individual, and past and present members of the CEC and CEOC Boards of Directors, Gary Loveman, Jeffrey Benjamin, David Bonderman, Kelvin Davis, Eric Press, Marc Rowan, David Sambur, Eric Hession, Donald Colvin, Fred Kleisner, Lynn Swann, Chris Williams, Jeffrey Housenbold, Michael Cohen, Ronen Stauber, and Steven Winograd, alleging generally that defendants have improperly stripped CEOC of prized assets, have wrongfully affected a release of a CEC parental guarantee of CEOC debt and have committed other wrongs. Among other things, UMB has asked the court to appoint a receiver over CEOC. In addition, the Delaware First Lien Lawsuit pleads claims for fraudulent conveyances/transfers, insider preferences, illegal dividends, declaratory judgment (for breach of contract as regards to the parent guarantee and also as to certain covenants in the bond indenture), tortious interference with contract, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment, and seeks monetary and equitable as well as declaratory relief. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. All of the defendants have moved to dismiss the lawsuit, and that motion has been fully briefed. In addition, this lawsuit has been automatically stayed with respect to CEOC during the Chapter 11 process and, pursuant to the (a) Fifth Amended and Restated Restructuring Support and Forbearance Agreement dated October 7, 2015, with certain holders of claims in respect of claims under CEOC's first lien notes (the "First Lien Bond RSA") and (b) Restructuring Support and Forbearance Agreement dated August 21, 2015, with certain holders of claims in respect of claims under CEOC's first lien credit agreement (the "First Lien Bank RSA" and, together with the First Lien Bond RSA, the "RSAs") , has been subject to a consensual stay for all. The consensual stay will expire upon the termination of the First Lien Bond RSAs.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of the BOKF proceedings (and others). UMB has consented to application of the temporary stay to its lawsuit as well. The stay will remain in effect until August 29, 2016, unless extended. CAC and CGP LLC are not parties to these lawsuits.
On March 11, 2015, CEOC filed an adversary proceeding in bankruptcy court requesting that the Parent Guarantee Lawsuits be enjoined against all defendants through plan confirmation; in subsequent submissions, CEOC stated that it sought a temporary stay of those lawsuits until 60 days after the issuance of a final report by the Bankruptcy Examiner. CEOC argued that contemporaneous prosecution of related claims against CEC would impair the bankruptcy court's jurisdiction over the debtors' reorganization by threatening the debtors' ability to recover estate property for the benefit of all creditors, diminishing the prospects of a successful reorganization, and depleting property of the estate. On July 22, 2015, the bankruptcy court denied CEOC's request and on October 6, 2015, this denial was affirmed by the United States District Court for the Northern District of Illinois. On December 23, 2015, the United States Court of Appeals for the Seventh Circuit vacated the denial of CEOC's request to enjoin the Parent Guarantee Lawsuits and remanded the case for further proceedings. On February 26, 2016, the bankruptcy court granted CEOC's motion for a temporary stay with respect to the New York Second Lien Lawsuit and the New York First Lien Lawsuit that had been scheduled to begin on March 14, 2016. The stay will remain in effect until May 9, 2016, unless extended. Certain defendants in these adversary proceedings have sought rehearing en banc by the court of appeals. None of the rulings on CEOC's request to enjoin the Parent Guarantee Lawsuits addresses the merits of those actions.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule for May and June of 2016 and had indicated his intention to rule on these summary judgment motions on or before July 22, 2016, while also setting trial of remaining issues for August 22, 2016. On June 15, 2016, the bankruptcy court granted CEOC's motion for a temporary stay of many of the Parent Guarantee Lawsuits. Wilmington Trust has consented to application of the temporary stay to this lawsuit. The stay will remain in effect until August 29, 2016, unless extended.
In accordance with the terms of the applicable indentures and as previously disclosed, Caesars Entertainment believes that it is not subject to the above-described guarantees. As a result, Caesars Entertainment believes the demands for payment are without merit. The claims against CEOC have been stayed due to the Chapter 11 process and, except as described above, the actions against CEC have been allowed to continue.
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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, Caesars Interactive Entertainment, Inc. ("CIE"), and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion is scheduled for September 12, 2016.
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the redacted publicly-available report. The examiner is working with numerous parties to release an unredacted report, which will be made available after confidentiality issues are resolved.
The examiner's report identifies a variety of potential claims against CAC, CGP LLC, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described above. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP LLC and CIE from $1.7 billion to $2.3 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
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
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation has continued throughout June and July, with more sessions expected in the coming weeks.
On June 28, 2016, an order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the revised second amended joint plan of reorganization were entered in the bankruptcy court. The confirmation hearing is currently scheduled to begin on January 17, 2017 (which date is subject to being moved by the bankruptcy court).
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
We are a highly leveraged business. As of June 30, 2016, we had $2,016.0 million face value of outstanding debt (which includes $173.8 million of assumed debt related to The Cromwell). Assuming constant outstanding balances and interest rates, our debt service obligation for the next twelve months would be approximately $156.7 million (which includes obligations under the assumed debt related to The Cromwell), comprised solely of interest payments.
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
Our subsidiaries currently own a portion of our assets and conduct a portion of our operations. Accordingly, repayment of our indebtedness, including the 2022 Notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers"), by dividend, debt repayment or otherwise. Our subsidiaries do not have any obligation to pay amounts due on the 2022 Notes or to make funds available for that purpose (other than with respect to the subsidiary guarantees). Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 2022 Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the 2022 Notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries we may be unable to make required principal and interest payments on our indebtedness, including the 2022 Notes.
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
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the redacted publicly-available report. The examiner is working with numerous parties to release an unredacted report, which will be made available after confidentiality issues are resolved.
The examiner's report identifies a variety of potential claims against CAC, CGP LLC, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described in Note 12 of the Notes to Consolidated Condensed Financial Statements. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP LLC and CIE from $1.7 billion to $2.29 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
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
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation has continued throughout June and July, with more sessions expected in the coming weeks.
On June 28, 2016, an order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the revised second amended joint plan of reorganization were entered in the bankruptcy court. The confirmation hearing is currently scheduled to begin on January 17, 2017 (which date is subject to being moved by the bankruptcy court).

On July 9, 2016, CAC and CEOC agreed to amend and restate the Restructuring Support Agreement, dated as of June 12, 2016, among CAC, CEOC and CEC.
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
Changes in discretionary consumer spending or consumer preferences are driven by factors beyond CGPH's control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. CGPH's Casino Properties and Developments business is particularly susceptible to any such changes because CGPH's casino properties offer a highly discretionary set of entertainment and leisure activities and amenities. If discretionary consumer spending declines, then CGPH's results of operations will be adversely impacted.
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
The gaming industry is highly competitive and CGPH's competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, and geographic diversity. CGPH also competes with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Competitors in each market that CGPH participates may have greater financial, marketing, or other resources than CGPH does, and there can be no assurance that they will not engage in aggressive pricing action to compete with CGPH. Although we believe CGPH is currently able to compete effectively in each of the various markets in which we participate, we cannot ensure that CGPH will be able to continue to do so or that they will be capable of maintaining or further increasing their current market share. CGPH's failure to compete successfully in their various markets could adversely affect their business, financial condition, results of operations, and cash flow.
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGPH's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2018 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM's The Park and joint venture with AEG, T-Mobile Arena, located between New York-New York and Monte Carlo, opened in April 2016 and includes retail and dining options and a 20,000 seat indoor arena for sporting events and concerts. In addition, in June 2016, MGM announced that the Monte Carlo Resort and Casino will undergo $450 million in non-gaming renovations focused on room, food and beverage and entertainment enhancements and is expected to re-open in late 2018 as two newly branded hotels. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGPH's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGPH's financial performance. Growth in consumer demand for non-gaming offerings could also negatively impact our gaming revenue.
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
The success of third parties adjacent to CGPH's properties is important to its ability to generate revenue and operate CGPH's business and any deterioration to their success could materially adversely affect our revenue and results of operations.
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

101
The following financial statements from the Company's Form 10-Q as of June 30, 2016 and December 31, 2015, for the three and six months ended June 30, 2016 and 2015 formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations and Comprehensive Income, (iii) Consolidated Condensed Statements of Stockholder's Equity, (iv) Consolidated Condensed Statements of Cash Flows, (v) Notes to Consolidated Condensed Financial Statements.
X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

	By:	Caesars Growth Properties Parent, LLC
its managing member

	By:	Caesars Growth Partners, LLC
its managing member

	By:	Caesars Acquisition Company
its managing member

August 2, 2016	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer of Caesars Acquisition Company, its managing member