Form 10-Q
period 2016-09-30
Caesars Growth Properties Holdings, LLC
filed 2016-11-07
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$159.3	$98.1
Receivables, net of allowance for doubtful accounts of $5.0 and $8.8, respectively	57.1	49.8
Restricted cash	2.6	2.6
Prepayments and other current assets	25.4	26.6
Total current assets	244.4	177.1
Land, property and equipment, net	2,197.4	2,253.6
Investment in Caesars Enterprise Services, LLC	28.3	26.5
Goodwill	214.1	214.1
Intangible assets other than goodwill, net	83.2	94.3
Prepaid management fees to related parties	179.9	188.3
Deferred charges and other	43.6	45.2
Total assets	$2,990.9	$2,999.1

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$17.0	$26.3
Payables to related parties	15.0	12.1
Accrued expenses	107.8	102.2
Accrued interest payable	46.3	30.6
Current portion of long-term debt	13.1	61.1
Total current liabilities	199.2	232.3
Long-term debt	1,951.9	1,957.2
Deferred credits and other	1.9	4.6
Total liabilities	2,153.0	2,194.1

Commitments and contingencies (Note 12)
Stockholder's equity
Additional paid-in capital	1,355.5	1,351.4
Accumulated deficit	(517.6)	(546.4)
Total stockholder's equity	837.9	805.0

Total liabilities and stockholder's equity	$2,990.9	$2,999.1

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Casino	$168.2	$180.6	$527.0	$546.5
Food and beverage	61.8	67.8	191.7	189.7
Rooms	90.2	82.2	274.4	239.0
Other	51.5	41.5	145.7	116.8
Less: casino promotional allowances	(43.3)	(44.5)	(139.9)	(133.7)
Net revenues	328.4	327.6	998.9	958.3

Operating expenses
Direct
Casino	83.4	85.7	260.6	261.5
Food and beverage	28.6	30.8	86.6	87.4
Rooms	24.9	21.6	71.1	61.8
Property, general, administrative and other	101.4	97.2	291.7	271.0
Management fees to related parties	9.2	10.0	28.0	28.0
Write-downs, reserves and project opening costs, net of recoveries	—	1.8	0.6	6.5
Depreciation and amortization	39.2	32.2	104.8	89.6
Total operating expenses	286.7	279.3	843.4	805.8
Income from operations	41.7	48.3	155.5	152.5
Interest expense, net of interest capitalized	(41.6)	(42.1)	(126.7)	(121.3)
Income before provision for income taxes	0.1	6.2	28.8	31.2
Provision for income taxes	—	—	—	—
Net income	0.1	6.2	28.8	31.2
Other comprehensive income, net of income taxes	—	—	—	—
Total comprehensive income	$0.1	$6.2	$28.8	$31.2

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at January 1, 2015	$1,335.4	$(565.4)	$770.0
Net income	—	31.2	31.2
Stock-based compensation	3.2	—	3.2
Transactions with parent and affiliates, net	(0.1)	—	(0.1)
Other	3.0		3.0
Balance at September 30, 2015	$1,341.5	$(534.2)	$807.3

Balance at January 1, 2016	$1,351.4	$(546.4)	$805.0
Net income	—	28.8	28.8
Stock-based compensation	4.1	—	4.1
Balance at September 30, 2016	$1,355.5	$(517.6)	$837.9

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$28.8	$31.2
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	104.8	89.6
Amortization of debt discount and debt issuance costs	6.7	6.3
Stock-based compensation	4.1	3.2
Net change in long-term accounts	5.0	0.6
Net change in working capital accounts	15.2	(15.2)
Other	0.8	—
Cash flows provided by operating activities	165.4	115.7
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(42.6)	(126.9)
Increase in restricted cash	—	(1.7)
Decrease in restricted cash	—	5.8
Additional investment in Caesars Enterprise Services, LLC	(2.6)	(1.5)
Cash flows used in investing activities	(45.2)	(124.3)
Cash flows from financing activities
Proceeds from issuance of debt	15.0	80.0
Repayments under lending agreements	(74.0)	(54.6)
Distribution to parent	—	(0.1)
Cash flows (used in)/provided by financing activities	(59.0)	25.3
Net increase in cash and cash equivalents	61.2	16.7
Cash and cash equivalents, beginning of period	98.1	103.1
Cash and cash equivalents, end of period	$159.3	$119.8

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses classification issues related to the statement of cash flows. The amendments in ASU No. 2016-15 provide guidance on the following eight specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. For public business entities, the ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which amends ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment alters how a decision maker should consider indirect interests in a variable interest entity ("VIE") held through an entity under common control. If a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. ASU No. 2016-17 does not change the characteristics of a primary beneficiary in the VIE model. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
Note 3 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

(In millions)	September 30, 2016	December 31, 2015
Land and land improvements	$1,072.6	$1,072.5
Building and improvements	1,176.4	1,167.0
Furniture, fixtures and equipment	496.3	492.1
Construction in progress	25.6	4.9
	2,770.9	2,736.5
Less: accumulated depreciation	(573.5)	(482.9)
Land, property and equipment, net	$2,197.4	$2,253.6
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three months ended September 30, 2016 and 2015, the aggregate depreciation expense was $35.3 million and $27.8 million, respectively. For the nine months ended September 30, 2016 and 2015, the aggregate depreciation expense was $92.0 million and $76.6 million, respectively.
Amortization expense related to other items included within Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income totaled $0.3 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, amortization expense was $1.7 million and $1.8 million, respectively.
During the three months ended September 30, 2016 and 2015, capital expenditures net of related payables were $13.2 million and $17.8 million, respectively. Significant capital expenditures net of related payables include $8.4 million for Planet Hollywood during the three months ended September 30, 2016 and $12.5 million for The LINQ Hotel & Casino during the three months ended September 30, 2015.
During the nine months ended September 30, 2016 and 2015, capital expenditures net of related payables were $42.6 million and $126.9 million, respectively. Significant capital expenditures net of related payables include $24.3 million for Planet Hollywood during the nine months ended September 30, 2016 and $98.2 million for The LINQ Hotel & Casino during the nine months ended September 30, 2015.
The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015.
No impairment of property and equipment was recognized by the Company for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income.

Note 4 — Goodwill and Other Intangible Assets
Goodwill was as follows as of September 30, 2016 and December 31, 2015:

(In millions)
Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at December 31, 2015 and September 30, 2016	$214.1
There were no additions or impairment charges to goodwill during the nine months ended September 30, 2016 and 2015.
Changes in Carrying Value of Intangible Assets Other Than Goodwill

(In millions)
Balance at January 1, 2015	$109.3
Amortization expense	(11.2)
Balance at September 30, 2015	$98.1

Balance at January 1, 2016	$94.3
Amortization expense	(11.1)
Balance at September 30, 2016	$83.2
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset other than goodwill:

	September 30, 2016				December 31, 2015
(In millions)	Weighted Average Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	5.1	$211.6	$(150.4)	$61.2	$211.6	$(141.3)	$70.3
Gaming rights	7.8	45.8	(23.8)	22.0	45.8	(21.8)	24.0
		$257.4	$(174.2)	$83.2	$257.4	$(163.1)	$94.3
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three months ended September 30, 2016 and 2015, there was $3.6 million and $3.7 million, respectively, of amortization expense. For the nine months ended September 30, 2016 and 2015, there was $11.1 million and $11.2 million, respectively, of amortization expense. Estimated amortization expense is $3.7 million for the remaining three months ending December 31, 2016, $15.0 million for each of the four years from 2017 through 2020 and $12.2 million for 2021. Total estimated amortization expense for 2022 and thereafter is $7.3 million.
No impairment charges for amortizing intangible assets were recorded for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income.

Note 5 — Accrued Expenses
Accrued expenses consisted of the following:

(In millions)	September 30, 2016	December 31, 2015
Deposits and customer funds liability, including advance hotel deposits	$34.7	$32.9
Payroll and other compensation	19.9	25.8
Accrued non-income taxes	9.4	12.0
Chip and token liability	5.2	6.1
Insurance claims and reserves	3.0	3.8
Progressive liability	2.5	2.7
Other accruals	33.1	18.9
	$107.8	$102.2
Note 6 — Debt
The following table presents CGPH outstanding third-party debt as of September 30, 2016 and December 31, 2015.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	September 30, 2016	September 30, 2016	September 30, 2016	December 31, 2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)	2019	variable	$—	$—	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,148.6	1,120.8	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	661.7	660.3
Cromwell Credit Facility	2019	11.00%	172.4	167.9	169.2
Capital lease obligations	2016 - 2017	various	0.1	0.1	1.2
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2016	various	0.8	0.8	2.8
Total debt			2,010.6	1,965.0	2,018.3
Current portion of total debt			(13.1)	(13.1)	(61.1)
Long-term debt			$1,997.5	$1,951.9	$1,957.2
_________________________
(1) Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 5.00% for payments subsequent to May 9, 2016 and LIBOR plus 5.25% for payments prior to May 9, 2016.
As of September 30, 2016, the face value of CGPH's annual maturities of outstanding third-party debt were as follows:

(In millions) Year	Annual Maturity of Outstanding Third-Party Debt
Remainder of 2016	$3.9
2017	12.2
2018	12.2
2019	184.6
2020	12.2
2021	1,099.1
Thereafter	686.4
Total outstanding third-party debt	$2,010.6
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

The Credit Agreement provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of September 30, 2016, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
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
As of September 30, 2016 and December 31, 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $23.7 million and $27.0 million, respectively, and net of unamortized debt issuance costs of $4.1 million and $4.7 million, respectively. The effective interest rate was 6.86% as of both September 30, 2016 and December 31, 2015.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio ("SSLR") of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted as defined. As of September 30, 2016, CGPH's SSLR was 2.86 to 1.00.
As of September 30, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee.
As of September 30, 2016 and December 31, 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $11.7 million and $12.9 million, respectively, and net of unamortized debt issuance costs of $1.6 million and $1.8 million, respectively. The effective interest rate was 9.84% as of both September 30, 2016 and December 31, 2015.
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
As of September 30, 2016 and December 31, 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
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
As of September 30, 2016 and December 31, 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.2 million and $3.8 million, respectively, and net of unamortized debt issuance costs of $1.3 million and $1.6 million, respectively. The effective interest rate was 11.92% as of both September 30, 2016 and December 31, 2015.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain a SSLR of no more than 5.25 to 1.00 during the first quarter of 2016, which is the ratio of PropCo's first lien senior secured net debt to consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of September 30, 2016, PropCo's SSLR was 4.80 to 1.00.
The Cromwell Credit Facility allows the right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of September 30, 2016 and December 31, 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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

Note 7 — Financial Instruments
Restricted Cash
As of both September 30, 2016 and December 31, 2015, the Company had $2.6 million of restricted cash related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
Investment in CES
Investment in CES, further described in Note 14 — Related Party Transactions, consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary. We account for our investment using the equity method. Pursuant to capital calls during the nine months ended September 30, 2016 and 2015, CGPH contributed an additional $2.6 million and $1.5 million, respectively, to CES. During the nine months ended September 30, 2016, CGPH's investment in CES decreased by $0.8 million due to the allocation of depreciation related to assets in the investment.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.
The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Food and beverage	$21.7	$22.6	$69.0	$68.0
Rooms	19.3	19.9	63.3	59.0
Other	2.3	2.0	7.6	6.7
	$43.3	$44.5	$139.9	$133.7
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Food and beverage	$12.4	$12.6	$38.9	$38.9
Rooms	6.3	6.5	19.4	18.4
Other	1.7	1.1	4.8	3.9
	$20.4	$20.2	$63.1	$61.2
Note 9 — Write-downs, Reserves and Project Opening Costs, Net of Recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Divestitures and abandonments (1)	$—	$0.4	$0.4	$5.0
Efficiency projects	(0.2)	—	—	—
Remediation costs	0.1	0.3	0.3	1.8
Project opening costs	—	0.2	—	1.0
Other	0.1	0.9	(0.1)	(1.3)
	$—	$1.8	$0.6	$6.5
_________________________
(1) Divestitures and abandonments were primarily comprised of demolition costs related to projects in development.
Note 10 — Income Taxes
CGPH is a disregarded entity for income tax purposes whereby all income or loss is passed through to its parent company, CGP LLC, which is treated as a flow through entity for income tax purposes.

CGPH classifies reserves for tax uncertainties within Deferred credits and other in the Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. CGPH had no reserves for tax uncertainties as of September 30, 2016 or December 31, 2015.
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
Items Disclosed at Fair Value
Debt
As of September 30, 2016, our outstanding debt with third parties had an estimated fair value of $2,043.0 million and a book value of $1,965.0 million. As of December 31, 2015, our outstanding debt with third parties had an estimated fair value of $1,800.3 million and a book value of $2,018.3 million.
We calculate the fair value of debt based on borrowing rates available as of September 30, 2016, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Items Measured at Fair Value on a Non-Recurring Basis
During the three and nine months ended September 30, 2016 and 2015, there were no impairment charges for assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to initial recognition.
Note 12 — Litigation, Contractual Commitments and Contingent Liabilities
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger between CAC and CEC announced on December 22, 2014 (the "Proposed Merger"), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. On October 14, 2016, the Nevada Lawsuit was dismissed without prejudice by the court for lack of prosecution. Pursuant to local rule, the case may be reinstated at the plaintiff's written request, provided such request is received no later than November 14, 2016. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously.
We cannot provide assurance as to the outcome of this matter or of the range of reasonably possible losses should this matter ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.

CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of Caesars Entertainment Operating Company, Inc. ("CEOC"), filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders (the "Second Lien RSA") or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of these proceedings (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75%

Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, Caesars Interactive Entertainment, Inc. ("CIE"), and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion was held on October 19, 2016, and the standing motion was continued until January 17, 2017.
On October 5, 2016, CEOC announced the execution of, or amendment and restatement of, restructuring support agreements with representatives of all of CEOC's major creditor groups, as well as agreement to the terms of CEOC's third amended plan of reorganization. Included among these was the Second Lien RSA. Pursuant to the terms of the Second Lien RSA, CEOC and the Second Priority Noteholders have agreed to stay certain discovery deadlines and to hold in abeyance various proceedings pending before the bankruptcy court. The Second Priority Noteholders' standing motion, various claim objections and motions to compel will all be held in abeyance until (a) the date on which the debtors' third amended plan becomes effective or (b) seven days after the termination of the Second Lien RSA for any reason, whichever is earlier. The Second Lien RSA further requires the consenting Second Priority Noteholders to vote in favor of the plan.
On August 9, 2016, CEOC and certain of its affiliates, each debtors in the Chapter 11 bankruptcy proceedings, filed an adversary complaint as part of the Chapter 11 bankruptcy proceeding against CAC, CIE, CGP LLC, and CGPH, among others, including CEC, CES, and certain current and former directors of CEOC and CEC. In this adversary complaint, the plaintiffs assert claims against CAC for actual and constructive fraudulent conveyances and transfers. The plaintiffs allege, among other things, that certain transactions in which CAC purchased assets from CEOC constituted fraudulent conveyances, and that CAC did not provide CEOC with reasonably equivalent value for the assets acquired. The plaintiffs also claim certain transactions involving CIE constituted fraudulent transfers. The plaintiffs seek, among other relief, avoidance and/or rescission of the disputed transactions; return of assets transferred in those transactions; compensation from defendants for CEOC's alleged losses and damages; and an award to plaintiffs of the costs of the actions, including attorney's fees.
CAC, CIE, CGP LLC, and CGPH believe the above-referenced adversary complaint is without merit and intend to defend it vigorously, including by filing a motion to dismiss at the appropriate time. The status and timing of the adversary proceeding is affected by the Bankruptcy proceedings. On August 10, 2016, CEOC filed an emergency motion seeking, among other relief, to stay the above-referenced adversary proceeding. On August 23, 2016, the bankruptcy court granted the relief requested until the October 19, 2016 omnibus hearing. At the October 19, 2016 omnibus hearing, the bankruptcy court continued the adversary proceeding until the November 16, 2016 omnibus hearing.

Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). On May 16, 2016, the examiner issued a substantially unredacted version of his report. CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the substantially unredacted publicly-available report.
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
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries (the "CEC Group") from the plan. Neither CAC, CGP LLC, CGPH nor any of their subsidiaries are part of the CEC Group. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
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
Harrah's New Orleans Operating Agreement
Harrah's New Orleans operates under a casino operating contract with the Rivergate Development Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah's New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah's New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah's New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For both the three months ended September 30, 2016 and 2015, Harrah's New Orleans paid $15.1 million to the Louisiana Gaming Control Board. For the nine months ended September 30, 2016 and 2015, Harrah's New Orleans paid $48.8 million and $56.2 million, respectively, to the Louisiana Gaming Control Board.
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. As of September 30, 2016, Planet Hollywood had future minimum commitments and contingencies of $3.9 million related to the amended ESA.
Insurance Accruals
CGPH's properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 14 — Related Party Transactions for additional information.
Entertainment Commitments
In July 2013, Planet Hollywood entered into a performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform at The AXIS starting in December 2013. The original performance agreement ran through the end of 2015. In September 2015, Planet Hollywood and Ms. Spears entered into a new performance agreement pursuant to which Ms. Spears agreed to continue to perform at The AXIS through December 2017. In November 2015, Planet Hollywood finalized its performance agreement with Jennifer Lopez pursuant to which Ms. Lopez agreed to perform at The AXIS starting in January 2016. The performance agreements with Ms. Spears and Ms. Lopez contain customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. As of September 30, 2016, CGPH's future commitments aggregate to approximately $50.8 million.
Management Fees to Related Party
See Note 14 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah's New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. As a result of these audits, Harrah's New Orleans had accrued $5.0 million and $3.6 million at September 30, 2016 and December 31, 2015, respectively.

Note 13 — Supplemental Cash Flow Information
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Nine Months Ended September 30,
(In millions)	2016	2015
Receivables	$(7.3)	$(17.0)
Prepayments and other current assets	0.8	(0.4)
Accounts payable	(2.5)	1.6
Payables to related parties	2.9	(19.0)
Accrued expenses and interest payable	21.3	19.6
Net change in working capital accounts	$15.2	$(15.2)
Cash paid for interest for the nine months ended September 30, 2016 and 2015 was $103.0 million and $104.7 million, respectively.
There were no cash payments or refunds related to income taxes during the periods presented herein.
Note 14 — Related Party Transactions
Formation of Caesars Enterprise Services, LLC
CES, a services joint venture among CEOC, CERP, a subsidiary of Caesars Entertainment, and the Company, (together the "Members" and each a "Member") manages our properties and provides us with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. CES also employs personnel under each property's corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6% and 5.4%, respectively), subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of CES members, CEOC, CERP and CGPH were revised to 65.4%, 21.8% and 12.8%, respectively. The Company notified CES, CEOC and CERP that it objected to the September 2015 expense allocation but would pay the revised expense allocations under protest and reserved all rights. As a result of an annual review undertaken in August 2016 but effective January 2017, the allocation percentages for CEOC, CERP and CGPH were revised to 62.9%, 22.9% and 14.2%, respectively. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees. The Company notified CES, CEOC and CERP that it objects to the August 2016 expense allocation but will pay the revised expense allocations under protest and reserves all rights.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Pursuant to capital calls during the nine months ended September 30, 2016 and 2015, CGPH contributed an additional $2.6 million and $1.5 million, respectively, to CES. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
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

Allocated General Corporate Expenses
The Consolidated Condensed Statements of Operations and Comprehensive Income reflects an allocation of both expenses incurred in connection with our shared services agreements and directly billed expenses incurred through Caesars Entertainment and CES. We recorded allocated general corporate expenses and directly billed expenses totaling $33.9 million and $97.5 million for the three and nine months ended September 30, 2016, respectively, and $32.4 million and $88.3 million for the three and nine months ended September 30, 2015, respectively. The net payable balances for allocated and directly billed expenses are recorded in Payables to related parties in the Consolidated Condensed Balance Sheets.
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
Management Fees
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC and Cromwell Manager, LLC (collectively, the "Property Managers" and individually, a "Property Manager") are wholly-owned indirect subsidiaries of CEOC, and prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell. Fees paid to the Property Managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For the three months ended September 30, 2016 and 2015, the fees were $6.9 million and $7.2 million, respectively, and for the nine months ended September 30, 2016 and 2015, the fees were $21.6 million and $21.2 million, respectively. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. As of September 30, 2016 and December 31, 2015, the payable balance related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.3 million and $0.8 million, respectively.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Managers for $138.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During both the three months ended September 30, 2016 and 2015, the Company recorded amortization in the amount of $2.3 million and during both the nine months ended September 30, 2016 and 2015, the Company recorded amortization in the amount of $6.9 million, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. Additionally, during the three months ended September 30, 2016 and 2015, the Company received 50% of the management fees paid in the amount of $3.5 million and $3.6 million respectively, and during the nine months ended September 30, 2016 and 2015, the Company received $10.8 million and $10.6 million, respectively, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Planet Hollywood Management Fees
PHW Manager, LLC ("PHW Manager") is a wholly-owned subsidiary of CEOC, and prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the three months ended September 30, 2016 and 2015, the fees were $5.9 million and $5.4 million, respectively, and for the nine months ended September 30, 2016 and 2015, the fees were $17.6 million and $15.8 million, respectively. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. As of September 30, 2016 and December 31, 2015, the payable balances related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.0 million and $0.8 million, respectively.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC and the 50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract. During both the three months ended September 30, 2016 and 2015, the Company recorded amortization in the amount of $0.5 million and during both the nine months ended September 30, 2016 and 2015, the Company recorded amortization in the amount of $1.5 million, which is included in

Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. Additionally, for the three months ended September 30, 2016 and 2015, the Company received 50% of the Planet Hollywood management fee paid in the amount of $2.9 million and $1.8 million, respectively, and during the nine months ended September 30, 2016 and 2015, the Company received $8.8 million and $6.8 million, respectively, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income.
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
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which certain employees of the Company may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. Caesars Entertainment maintains an employer match of up to $600 per year. The Company's reimbursement for Caesars Entertainment's contribution expense was $0.2 million for both three months ended September 30, 2016 and 2015 and $1.7 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively.
Multiemployer Benefit Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. The Company's reimbursement for Caesars Entertainment's contributions and charges for these plans was $8.9 million and $8.8 million for the three months ended September 30, 2016 and 2015, respectively, and $26.5 million and $26.2 million for the nine months ended September 30, 2016 and 2015, respectively. These expenses were included in Property, general, administrative and other in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Equity Incentive Awards
Caesars Entertainment maintains equity incentive award plans in which employees of CGPH may participate. Caesars Entertainment allocates an appropriate amount of cost for these awards to each subsidiary where employees participate. For the three and nine months ended September 30, 2016, allocations were $1.1 million and $4.1 million, respectively. For the three and nine months ended September 30, 2015, allocations were $1.3 million and $3.2 million, respectively.
Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly-owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is utilized by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent of approximately $1.3 million per month beginning on January 1, 2014, totaling $3.8 million for both the three months ended September 30, 2016 and 2015 and $11.3 million for both the nine months ended September 30, 2016 and 2015.
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
The tables below present the consolidating condensed financial information as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying unaudited financial information based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
SEPTEMBER 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$81.9	$—	$52.2	$25.2	$—	$159.3
Receivables, net of allowance for doubtful accounts	0.6	—	53.6	2.9	—	57.1
Restricted cash	—	—	2.6	—	—	2.6
Prepayments and other current assets	0.4	—	23.9	1.1	—	25.4
Total current assets	82.9	—	132.3	29.2	—	244.4
Land, property and equipment, net	0.1	—	1,949.6	247.7	—	2,197.4
Investment in CES	28.3	—	—	—	—	28.3
Investment in subsidiaries	2,885.2	—	—	—	(2,885.2)	—
Goodwill	—	—	214.1	—	—	214.1
Intangible assets other than goodwill, net	—	—	83.2	—	—	83.2
Prepaid management fees to related parties	—	—	165.6	14.3	—	179.9
Deferred charges and other	2.1	—	41.3	0.2	—	43.6
Total assets	$2,998.6	$—	$2,586.1	$291.4	$(2,885.2)	$2,990.9

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$—	$16.2	$0.8	$—	$17.0
Payables to related parties	11.9	—	3.0	0.1	—	15.0
Accrued expenses	0.1	—	100.7	7.0	—	107.8
Accrued interest payable	43.5	26.4	—	2.8	(26.4)	46.3
Current portion of long-term debt	11.7	—	1.3	0.1	—	13.1
Total current liabilities	67.2	26.4	121.2	10.8	(26.4)	199.2
Long-term debt	1,770.7	675.0	13.3	167.9	(675.0)	1,951.9
Deferred credits and other	—	—	1.9	—	—	1.9
Total liabilities	1,837.9	701.4	136.4	178.7	(701.4)	2,153.0
Stockholder's equity
Additional paid-in capital	1,355.5	(701.4)	2,413.5	228.7	(1,940.8)	1,355.5
Retained earnings/(Accumulated deficit)	(194.8)	—	36.2	(116.0)	(243.0)	(517.6)
Total stockholder's equity	1,160.7	(701.4)	2,449.7	112.7	(2,183.8)	837.9
Total liabilities and stockholder's equity	$2,998.6	$—	$2,586.1	$291.4	$(2,885.2)	$2,990.9

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$157.3	$10.9	$—	$168.2
Food and beverage	—	—	55.2	6.6	—	61.8
Rooms	—	—	86.9	3.3	—	90.2
Other	—	—	47.7	3.8	—	51.5
Less: casino promotional allowances	—	—	(40.4)	(2.9)	—	(43.3)
Net revenues	—	—	306.7	21.7	—	328.4
Operating expenses
Direct
Casino	—	—	76.7	6.7	—	83.4
Food and beverage	—	—	24.6	4.0	—	28.6
Rooms	—	—	24.0	0.9	—	24.9
Property, general, administrative and other	6.1	—	91.1	4.2	—	101.4
Management fees to related parties	—	—	8.7	0.5	—	9.2
Write-downs, reserves and project opening costs, net of recoveries	0.1	—	(0.1)	—	—	—
Depreciation and amortization	—	—	35.2	4.0	—	39.2
Total operating expenses	6.2	—	260.2	20.3	—	286.7
(Loss)/income from operations	(6.2)	—	46.5	1.4	—	41.7
Interest expense, net of interest capitalized	(36.3)	—	(0.1)	(5.2)	—	(41.6)
Net (loss)/income before gain on interests in subsidiaries	(42.5)	—	46.4	(3.8)	—	0.1
Gain on interests in subsidiaries	42.6	—	—	—	(42.6)	—
Net income/(loss)	0.1	—	46.4	(3.8)	(42.6)	0.1
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$0.1	$—	$46.4	$(3.8)	$(42.6)	$0.1

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$171.0	$9.6	$—	$180.6
Food and beverage	—	—	60.5	7.3	—	67.8
Rooms	—	—	79.3	2.9	—	82.2
Other	—	—	37.3	4.2	—	41.5
Less: casino promotional allowances	—	—	(41.5)	(3.0)	—	(44.5)
Net revenues	—	—	306.6	21.0	—	327.6
Operating expenses
Direct
Casino	—	—	79.9	5.8	—	85.7
Food and beverage	—	—	25.9	4.9	—	30.8
Rooms	—	—	20.8	0.8	—	21.6
Property, general, administrative and other	6.0	—	86.8	4.4	—	97.2
Management fees to related parties	—	—	9.5	0.5	—	10.0
Write-downs, reserves and project opening costs, net of recoveries	0.9	—	1.0	(0.1)	—	1.8
Depreciation and amortization	—	—	29.4	2.8	—	32.2
Total operating expenses	6.9	—	253.3	19.1	—	279.3
(Loss)/income from operations	(6.9)	—	53.3	1.9	—	48.3
Interest expense, net of interest capitalized	(37.2)	—	0.5	(5.4)	—	(42.1)
Net (loss)/income before gain on interests in subsidiaries	(44.1)	—	53.8	(3.5)	—	6.2
Gain on interests in subsidiaries	50.3	—	—	—	(50.3)	—
Net income/(loss)	6.2	—	53.8	(3.5)	(50.3)	6.2
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$6.2	$—	$53.8	$(3.5)	$(50.3)	$6.2

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$496.5	$30.5	$—	$527.0
Food and beverage	—	—	170.7	21.0	—	191.7
Rooms	—	—	264.9	9.5	—	274.4
Other	—	—	134.1	11.6	—	145.7
Less: casino promotional allowances	—	—	(131.3)	(8.6)	—	(139.9)
Net revenues	—	—	934.9	64.0	—	998.9
Operating expenses
Direct
Casino	—	—	240.9	19.7	—	260.6
Food and beverage	—	—	73.7	12.9	—	86.6
Rooms	—	—	68.3	2.8	—	71.1
Property, general, administrative and other	18.6	—	260.6	12.5	—	291.7
Management fees to related parties	—	—	26.5	1.5	—	28.0
Write-downs, reserves and project opening costs, net of recoveries	0.1	—	0.6	(0.1)	—	0.6
Depreciation and amortization	—	—	92.8	12.0	—	104.8
Total operating expenses	18.7	—	763.4	61.3	—	843.4
(Loss)/income from operations	(18.7)	—	171.5	2.7	—	155.5
Interest expense, net of interest capitalized	(109.5)	—	(1.7)	(15.5)	—	(126.7)
Net (loss)/income before gain on interests in subsidiaries	(128.2)	—	169.8	(12.8)	—	28.8
Gain on interests in subsidiaries	157.0	—	—	—	(157.0)	—
Net income/(loss)	28.8	—	169.8	(12.8)	(157.0)	28.8
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$28.8	$—	$169.8	$(12.8)	$(157.0)	$28.8

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows provided by operating activities	$126.4	$—	$263.9	$2.4	$(227.3)	$165.4
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(0.1)	—	(41.4)	(1.1)	—	(42.6)
Investment in subsidiaries	(8.9)	—	—	—	8.9	—
Additional investment in CES	(2.6)	—	—	—	—	(2.6)
Cash flows used in investing activities	(11.6)	—	(41.4)	(1.1)	8.9	(45.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	15.0	—	—	—	—	15.0
Repayments under lending agreements	(68.9)	—	(2.5)	(2.6)	—	(74.0)
Transactions with parents and affiliates	—	—	(227.3)	8.9	218.4	—
Cash flows (used in)/provided by financing activities	(53.9)	—	(229.8)	6.3	218.4	(59.0)
Net increase/(decrease) in cash and cash equivalents	60.9	—	(7.3)	7.6	—	61.2
Cash and cash equivalents, beginning of period	21.0	—	59.5	17.6	—	98.1
Cash and cash equivalents, end of period	$81.9	$—	$52.2	$25.2	$—	$159.3

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
Operating Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Change	2016	2015	Change
Net revenues	$328.4	$327.6	$0.8	$998.9	$958.3	$40.6
Income from operations	41.7	48.3	(6.6)	155.5	152.5	3.0
Net income	0.1	6.2	(6.1)	28.8	31.2	(2.4)
Adjusted EBITDA(1)	81.7	85.2	(3.5)	266.5	253.9	12.6
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
Third Quarter 2016 results compared with Third Quarter 2015
Casino Properties and Developments revenues were impacted primarily by the following:

•	Continued expansion of entertainment options at Planet Hollywood positively impacted other revenues; and

•	Increases in room revenues due to increased room rates, resort fees and higher occupancy rates at The LINQ Hotel & Casino, which was substantially completed and available to guests in early May 2015.

•
These increases were partially offset by lower casino revenues at Harrah's New Orleans due to unfavorable volume and hold when comparing to the prior year and lower food and beverage revenues for all casino properties.

Net revenues for the three months ended September 30, 2016 increased by $0.8 million, or 0.2%, compared with the same period in 2015. Total trips decreased by approximately 7.8% during the three months ended September 30, 2016 when compared to the same period in 2015. Gross casino hold decreased to 12.1% for the three months ended September 30, 2016 from 12.6% for the same period in 2015.
Cash average daily room rates for the three months ended September 30, 2016 increased to $129, or 8.4%, when compared to $119 for the same period in 2015. Average daily occupancy was 95.5% for the three months ended September 30, 2016 and 92.7% for the same period in 2015. Revenue per available room ("RevPar") for the three months ended September 30, 2016 and 2015 was $120 and $109, respectively, or an increase of 10.1%.
Income from operations for the three months ended September 30, 2016 decreased by $6.6 million, or 13.7%, compared with the same period in 2015, and Net income for the three months ended September 30, 2016 decreased by $6.1 million, or 98.4%, compared with the same period in 2015. The decreases were due to an increase in depreciation expense at Planet Hollywood resulting from the acceleration of depreciation for assets that will be replaced as a result of renovations partially offset by the income impact of increased net revenues. Adjusted EBITDA for the three months ended

September 30, 2016 decreased by $3.5 million, or 4.1%, as compared with the same period in 2015 primarily due to an increase in general and administrative expenses related to the expansion of entertainment options at Planet Hollywood partially offset by the income impact of increased revenues.
Nine months ended September 30, 2016 results compared with September 30, 2015
Casino Properties and Developments revenues were impacted primarily by the following:

•	Continued expansion of entertainment options at Planet Hollywood positively impacted other revenues; and

•	Increases in all categories of revenues as a result of renovations at The LINQ Hotel & Casino.

•	These increases were partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
Net revenues for the nine months ended September 30, 2016 increased by $40.6 million, or 4.2%, compared with the same period in 2015. Total trips decreased by approximately 6.1% during the nine months ended September 30, 2016 when compared to the same period in 2015. Gross casino hold was 11.9% for both the nine months ended September 30, 2016 and 2015.
Cash average daily room rates for the nine months ended September 30, 2016 increased to $132, or 9.1%, when compared to $121 for the same period in 2015. Average daily occupancy was 95.1% for the nine months ended September 30, 2016 and 93.1% for the same period in 2015. RevPar for the nine months ended September 30, 2016 and 2015 was $122 and $112, respectively, or an increase of 8.9%.
Income from operations for the nine months ended September 30, 2016 increased by $3.0 million, or 2.0%, compared with the same period in 2015, and Net income for the nine months ended September 30, 2016 decreased by $2.4 million, or 7.7%, compared with the same period in 2015. The income impact of increased revenues as discussed above offset by an increase in general and administrative expenses related to the expansion of entertainment options at Planet Hollywood and an increase in depreciation expense at Planet Hollywood resulting from the acceleration of depreciation for assets that will be replaced as a result of renovations impacted both Income from operations and Net income. In addition, an increase in interest expense contributed to the decrease in Net income. Adjusted EBITDA for the nine months ended September 30, 2016 increased by $12.6 million, or 5.0%, as compared with the same period in 2015 primarily due to the income impact of increased revenues as discussed above offset by an increase in general and administrative expenses related to the expansion of entertainment options at Planet Hollywood.
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
Other Factors Affecting Net Income
Interest Expense, Net of Interest Capitalized
The debt agreements captioned in the following table are defined in Note 6 — Debt of the Consolidated Condensed Financial Statements in this report. The table below summarizes our Interest expense, net of interest capitalized as it relates to these agreements:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Change	2016	2015	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(36.3)	$(37.2)	$0.9	$(109.5)	$(110.7)	$1.2
Cromwell Credit Facility	(5.2)	(5.4)	0.2	(15.5)	(16.2)	0.7
Other interest (expense)/income, including capitalized interest	(0.1)	0.5	(0.6)	(1.7)	5.6	(7.3)
Interest expense, net of interest capitalized	$(41.6)	$(42.1)	$0.5	$(126.7)	$(121.3)	$(5.4)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income	$0.1	$6.2	$28.8	$31.2
Interest expense, net of interest capitalized	41.6	42.1	126.7	121.3
Depreciation and amortization	39.2	32.2	104.8	89.6
EBITDA	80.9	80.5	260.3	242.1
Stock-based compensation (1)	1.1	1.3	4.1	3.2
Write-downs, reserves and project opening costs, net of recoveries (2)	—	1.8	0.6	6.5
Other (3)	(0.3)	1.6	1.5	2.1
Adjusted EBITDA	$81.7	$85.2	$266.5	$253.9
_________________________

(1)	Amounts represent non-cash stock based compensation expense.

(2)	Amounts include development costs related to the renovation of The LINQ Hotel & Casino and Planet Hollywood.

(3)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as acquisition and integration costs and severance expense.
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
During the three months ended September 30, 2016 and 2015, capital expenditures net of related payables were $13.2 million and $17.8 million, respectively. Significant capital expenditures net of related payables include $8.4 million for Planet Hollywood during the three months ended September 30, 2016 and $12.5 million for The LINQ Hotel & Casino during the three months ended September 30, 2015.
During the nine months ended September 30, 2016 and 2015, capital expenditures net of related payables were $42.6 million and $126.9 million, respectively. Significant capital expenditures net of related payables include $24.3 million for Planet Hollywood during the nine months ended September 30, 2016 and $98.2 million for The LINQ Hotel & Casino during the nine months ended September 30, 2015.
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
Our cash and cash equivalents, excluding restricted cash, totaled $159.3 million as of September 30, 2016, compared to $98.1 million as of December 31, 2015. Restricted cash totaled $2.6 million as of both September 30, 2016 and December 31, 2015 related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
As of September 30, 2016 and December 31, 2015, we had $2,010.6 million and $2,070.1 million, respectively, face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the nine months ended September 30, 2016 and 2015 was $103.0 million and $104.7 million, respectively.
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
Capital Resources
The following table presents CGPH outstanding third-party debt as of September 30, 2016 and December 31, 2015.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	September 30, 2016	September 30, 2016	September 30, 2016	December 31, 2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility(1)	2019	variable	$—	$—	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,148.6	1,120.8	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	661.7	660.3
Cromwell Credit Facility	2019	11.00%	172.4	167.9	169.2
Capital lease obligations	2016 - 2017	various	0.1	0.1	1.2
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2016	various	0.8	0.8	2.8
Total debt			2,010.6	1,965.0	2,018.3
Current portion of total debt			(13.1)	(13.1)	(61.1)
Long-term debt			$1,997.5	$1,951.9	$1,957.2
_________________________
(1) Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 5.00% for payments subsequent to May 9, 2016 and LIBOR plus 5.25% for payments prior to May 9, 2016.
As of September 30, 2016, we are in compliance with all affirmative and negative covenants related to our debt instruments.
See Note 6 — Debt in the Consolidated Condensed Financial Statements in this report for further details.
Other Obligations and Commitments
The table below summarizes CGPH's debt and related interest obligations as of September 30, 2016.

	Payments due by Period
(In millions)	Total	Remainder of 2016	1-3 years	4-5 years	After 5 years
Debt payable to third parties, face value	$2,010.6	$3.9	$209.0	$1,111.3	$686.4
Estimated interest payments to third parties (1)	806.0	71.8	469.4	227.7	37.1
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on projected rates at September 30, 2016.

Off-Balance Sheet Arrangements
CGPH did not have any off-balance sheet arrangements at September 30, 2016 or December 31, 2015.
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
The following table reconciles Net income - Restricted to Adjusted EBITDA - Restricted:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income	$0.1	$6.2	$28.8	$31.2
Less: Net loss - Unrestricted	(3.8)	(3.5)	(12.8)	(11.0)
Net income - Restricted	3.9	9.7	41.6	42.2
Interest expense, net of interest capitalized	36.4	36.7	111.2	105.1
Depreciation and amortization	35.2	29.4	92.8	78.7
Write-downs, reserves and project opening costs, net of recoveries	—	1.9	0.7	6.4
Stock-based compensation	1.0	1.3	3.9	3.0
Other (1)	(0.2)	1.6	1.5	2.1
Adjusted EBITDA - Restricted	$76.3	$80.6	$251.7	$237.5
_________________________

(1)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA - Restricted but not separately identified, such as acquisition and integration costs and severance expense.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You should not place undue reliance on such statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements contain words such as "may," "will," "project," "might," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative of these words or other words or expressions of similar meaning that may identify forward-looking statements and are found at various places throughout this Form 10-Q. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-Q, are based on our current expectations about future events and are estimates reflecting the best judgment of CGPH's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CGPH may differ materially from those expressed or implied by such forward-looking statements. We disclose important factors that could cause actual results to differ materially from our expectations under "Risk Factors" and elsewhere in this Form 10-Q and the documents incorporated by reference. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "SEC") (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

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
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $10.9 million. At September 30, 2016, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 0.86%. A hypothetical reduction of this rate to zero would have no impact on interest expense for the next twelve months.
CGPH does not purchase or hold any derivative financial instruments for trading purposes.
As of September 30, 2016, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $1,470.9 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2016. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Controls
There have not been changes in internal controls over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger between CAC and CEC announced on December 22, 2014 (the "Proposed Merger"), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. On October 14, 2016, the Nevada Lawsuit was dismissed without prejudice by the court for lack of prosecution. Pursuant to local rule, the case may be reinstated at the plaintiff's written request, provided such request is received no later than November 14, 2016. CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously.
We cannot provide assurance as to the outcome of this matter or of the range of reasonably possible losses should this matter ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of Caesars Entertainment Operating Company, Inc. ("CEOC"), filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders (the "Second Lien RSA") or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits

(the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of these proceedings (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, Caesars Interactive Entertainment, Inc. ("CIE"), and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion was held on October 19, 2016, and the standing motion was continued until January 17, 2017.
On October 5, 2016, CEOC announced the execution of, or amendment and restatement of, restructuring support agreements with representatives of all of CEOC's major creditor groups, as well as agreement to the terms of CEOC's third amended plan of reorganization. Included among these was the Second Lien RSA. Pursuant to the terms of the Second Lien RSA, CEOC and the Second Priority Noteholders have agreed to stay certain discovery deadlines and to hold in abeyance various proceedings pending before the bankruptcy court. The Second Priority Noteholders' standing motion, various claim objections and motions to compel will all be held in abeyance until (a) the date on which the debtors' third amended plan becomes effective or (b) seven days after the termination of the Second Lien RSA for any reason, whichever is earlier. The Second Lien RSA further requires the consenting Second Priority Noteholders to vote in favor of the plan.
On August 9, 2016, CEOC and certain of its affiliates, each debtors in the Chapter 11 bankruptcy proceedings, filed an adversary complaint as part of the Chapter 11 bankruptcy proceeding against CAC, CIE, CGP LLC, and CGPH, among others, including CEC, CES, and certain current and former directors of CEOC and CEC. In this adversary complaint, the plaintiffs assert claims against CAC for actual and constructive fraudulent conveyances and transfers. The plaintiffs allege, among other things, that certain transactions in which CAC purchased assets from CEOC constituted fraudulent conveyances, and that CAC did not provide CEOC with reasonably equivalent value for the assets acquired. The plaintiffs also claim certain transactions involving CIE constituted fraudulent transfers. The plaintiffs seek, among other relief, avoidance and/or rescission of the disputed transactions; return of assets transferred in those transactions; compensation from defendants for CEOC's alleged losses and damages; and an award to plaintiffs of the costs of the actions, including attorney's fees.
CAC, CIE, CGP LLC, and CGPH believe the above-referenced adversary complaint is without merit and intend to defend it vigorously, including by filing a motion to dismiss at the appropriate time. The status and timing of the adversary proceeding is affected by the Bankruptcy proceedings. On August 10, 2016, CEOC filed an emergency motion seeking, among other relief, to stay the above-referenced adversary proceeding. On August 23, 2016, the bankruptcy court granted the relief requested until the October 19, 2016 omnibus hearing. At the October 19, 2016 omnibus hearing, the bankruptcy court continued the adversary proceeding until the November 16, 2016 omnibus hearing.
Report of Bankruptcy Examiner
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). On May 16, 2016, the examiner issued a substantially unredacted version of his report. CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the substantially unredacted publicly-available report.
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
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries (the "CEC Group") from the plan. Neither CAC, CGP LLC, CGPH nor any of their subsidiaries are part of the CEC Group. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.

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
We are a highly leveraged business. As of September 30, 2016, we had $2,010.6 million face value of outstanding debt (which includes $172.4 million of assumed debt related to The Cromwell). Assuming constant outstanding balances and interest rates, our debt service obligation for the next twelve months would be approximately $173.3 million (which includes obligations under the assumed debt related to The Cromwell), comprised solely of interest payments.
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
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes").
Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
our future ability to borrow under the $1.325 billion senior secured credit facilities (the "Senior Secured Credit Facilities") in the Consolidated Condensed Financial Statements in this report, the availability of which depends on, among other things, our complying with the covenants thereunder.

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
CEOC, CERP and CGPH are members of CES, and CGPH and its subsidiaries rely on CES to provide it with intellectual property licenses and property management services, among other services. Each member of CES is required to contribute as necessary to fund CES's operating costs and capital requirements in accordance with the terms of the operating agreement that governs CES. The amount CGPH will be required to fund in the future may be greater than its initial contribution, and will be subject to the review and approval of the CES steering committee. CGPH, CEOC and CERP control CES through its steering committee, which is comprised of one representative from each of CGPH, CEOC and CERP. In the event that CGPH interests do not align with those of CEOC or CERP, the interests of CEOC or CERP may be met before CGPH. In addition, certain decisions by CES may not be made without unanimous consent of the members, including CGPH. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES's operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, any member may block those actions requiring unanimous consent of the members notwithstanding that such actions are in our interest. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of the CES members, CEOC, CERP and CGPH, were revised to 65.4%, 21.8% and 12.8%, respectively. CGPH notified CES, CEOC and CERP that it objected to the September 2015 expense allocation but would pay the revised expense allocations under protest and reserved all rights. As a result of an annual review undertaken in August 2016 but effective January 2017, the allocation percentages for CEOC, CERP and CGPH were revised to 62.9%, 22.9% and 14.2%, respectively. The Company notified CES, CEOC and CERP that it objects to the August 2016 expense allocation but will pay the revised expense allocations under protest and reserves all rights.
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
The leadership of Caesars Entertainment's and CES' senior management has been a critical element of Caesars Entertainment's success. The advisory and management services provided to CGPH depend on this senior management. The death or disability of, or other extended or permanent loss of services, or any negative market or industry perception of Caesars Entertainment's or CES' senior management could have a material adverse effect on CGPH's business. CGPH is not protected by key man insurance or similar life insurance covering members of Caesars Entertainment's senior management, nor does CGPH have employment agreements with any of Caesars Entertainment's senior management.
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
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). On May 16, 2016, the examiner issued a substantially unredacted version of his report. CAC, CGP LLC and CIE do not have access to the unredacted report, and accordingly the description below is based on the substantially unredacted publicly-available report.
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
On June 28, 2016, an order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the third amended joint plan of reorganization were entered in the bankruptcy court. On October 19, 2016, the objection and voting deadline for the third amended joint plan of reorganization was scheduled for November 21, 2016. The confirmation hearing is currently scheduled to begin on January 17, 2017 (which date is subject to being moved by the bankruptcy court).
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

101
The following financial statements from the Company's Form 10-Q as of September 30, 2016 and December 31, 2015, for the three and nine months ended September 30, 2016 and 2015 formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations and Comprehensive Income, (iii) Consolidated Condensed Statements of Stockholder's Equity, (iv) Consolidated Condensed Statements of Cash Flows, (v) Notes to Consolidated Condensed Financial Statements.
X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

	By:	Caesars Growth Properties Parent, LLC
its managing member

	By:	Caesars Growth Partners, LLC
its managing member

	By:	Caesars Acquisition Company
its managing member

November 7, 2016	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer of Caesars Acquisition Company, its managing member