Form 10-K
period 2016-12-31
Caesars Growth Properties Holdings, LLC
filed 2017-02-15
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Pursuant to the Omnibus Agreement, we have access to Caesars Entertainment's leading brand portfolio and management expertise and expect to benefit from its corporate scale, which we believe provides a competitive advantage in the operation of our properties. We also benefit from management agreements that we entered into with management company subsidiaries of Caesars Entertainment, which were subsequently assigned to CES. We also participate in Caesars Entertainment's industry-

leading customer loyalty program, Total Rewards. We use the Total Rewards system to market promotions and to generate customer play within our properties.
Casino Properties
Details of CGPH's casino properties as of December 31, 2016 are shown in the table below.

Property	Location	Casino Space – Sq. Ft.(1)	Slot Machines (1)	Table Games (1)	Hotel Rooms & Suites (1)
Planet Hollywood Resort & Casino	Las Vegas, NV	64,500	1,080	100	2,500
The Cromwell	Las Vegas, NV	40,000	390	50	188
The LINQ Hotel & Casino (2)	Las Vegas, NV	31,900	760	70	2,250
Bally's Las Vegas	Las Vegas, NV	68,400	1,000	70	2,810
Harrah's New Orleans	New Orleans, LA	125,100	1,580	150	450
_________________________

(1)	Approximate.

(2)	Includes Strip-front property leased by an affiliate of Caesars Entertainment to The LINQ Hotel & Casino.
Planet Hollywood Resort & Casino
Planet Hollywood, which was constructed in 2001, renovated in 2007 and undergoing an approximately $110 million partial renovation which is expected to be completed in 2017, is a casino resort located on the Las Vegas Strip in Las Vegas, Nevada. Planet Hollywood targets a growing younger demographic segment that values the offerings of non-gaming entertainment that complements the casino's gaming activities. Planet Hollywood benefits from its prime location on a 35-acre site on the east side of the Las Vegas Strip.
Planet Hollywood includes a 2,500-room hotel, which offers deluxe guestrooms and suites and a 64,500 square foot casino featuring approximately 1,080 slot machines and 100 table games. The facility also has food and beverage outlets, an outdoor pool area and a spa that is leased to a third party. In addition, the facility adjoins to a retail mall, the Miracle Mile Shops, with retailers and restaurants, and a timeshare tower operated by Hilton Grand Vacations. The adjoining mall and timeshare tower, as well as the additional amenities featured at Planet Hollywood, stimulate additional traffic through the Planet Hollywood complex, including the casino and its amenities.
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
The Cromwell
The Cromwell underwent a $235 million renovation in 2014 to become a boutique "lifestyle" hotel and casino located at the heart of the Las Vegas Strip, offering a new, sophisticated Las Vegas experience that is intended to fill a gap in the market for an upscale, boutique "lifestyle" hotel. The Cromwell features 188 luxury hotel rooms, the GIADA restaurant opened by celebrity chef Giada De Laurentiis, a 40,000 square foot casino featuring approximately 390 slot machines and 50 table games, and a rooftop indoor/outdoor dayclub/nightclub and After hours club called Drai's, which was developed with nightclub operator Victor Drai.
The LINQ Hotel & Casino
The LINQ Hotel & Casino is located on the Las Vegas Strip next to The LINQ Promenade, an outdoor retail and dining area. The LINQ Hotel & Casino underwent a $90 million partial renovation in 2012 and a further $223 million renovation that was completed in the first half of 2015. The LINQ Hotel & Casino features approximately 2,250 rooms, a 31,900 square foot casino with approximately 760 slot machines and 70 table games, several bars and restaurants including the Hash House A Go Go and Guy Fieri's first Las Vegas restaurant, distinctive entertainment offerings including Frank Marino's Divas Las Vegas and Mat Franco - Magic Reinvented Nightly, a pool deck offering two pools and a day club experience, a spa and fitness center, and conference and meeting space.
Bally's Las Vegas
Bally's Las Vegas opened in 1973 and is located on the Las Vegas Strip. The property features approximately 2,810 rooms and suites, a 68,400 square foot casino featuring approximately 1,000 slot machines and 70 table games, several restaurants, including BLT Steak restaurant, an Olympic-sized pool, a spa and salon, and retail shopping. In December 2013, the property completed the renovation to its south hotel tower. The Grand Bazaar, which is not owned by the Company or its subsidiaries, opened to the public in the first half of 2015 in the space directly in front of Bally's Las Vegas. Entertainment offerings include: Wayne Newton: Up Close and Personal and 50 SHADES! THE PARODY.
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
Harrah's New Orleans
Harrah's New Orleans opened in 1999 and was fully renovated in 2006. The property is a French-themed resort and casino in the popular destination market of New Orleans, Louisiana. The property features approximately 450 rooms and suites, a 125,100 square foot casino featuring approximately 1,580 slot machines and 150 table games, restaurants and bars (including the popular Ruth's Chris Steakhouse, Besh Steak and Acme Oyster House), as well as the Masquerade nightclub. In addition, the Fulton Street Promenade, a pedestrian promenade featuring dining and outdoor concerts, lies just outside Harrah's New Orleans and is available for outdoor functions.
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
We believe the Total Rewards program, in conjunction with this distribution system, allows us to capture a growing share of our customers' entertainment spending and compete more effectively. Members earn Reward Credits at all Caesars-affiliated properties in the United States and Canada for on-property entertainment expenses, including gaming, hotel, dining and retail shopping. Members may also earn Reward Credits through the Total Rewards Visa credit card and can redeem Reward Credits with our many partners, including Starwood Hotels and Resorts and Norwegian Cruise Line. Total Rewards members can redeem Reward Credits for amenities or other items such as merchandise, gift cards, and travel. Total Rewards is structured in tiers (designated as Gold, Platinum, Diamond or Seven Stars), each with increasing member benefits and privileges.
Members are also provided promotional offers and rewards based on their engagement with Caesars-affiliated properties, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Member information is also used for marketing promotions, including direct mail campaigns, electronic mail, our website, mobile devices, social media and interactive slot machines.
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

Competition
The casino entertainment business is highly competitive and characterized by competitors that vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent, and geographic diversity. In most markets, including Las Vegas, CGPH competes directly with other casino facilities operating in the immediate and surrounding market areas.
The Las Vegas and Louisiana hotel/casino industries are highly competitive. Hotels on the Las Vegas Strip compete with other hotels on and off the Las Vegas Strip, including hotels in downtown Las Vegas, and hotels in Louisiana compete with other hotels in Louisiana and on the Gulf Coast. CGPH's Las Vegas Strip hotels and casinos also compete, in part, with each other and other Caesars Entertainment resorts. In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGPH's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2019 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM's The Park and joint venture with AEG, T-Mobile Arena, located between New York-New York and Monte Carlo, opened in April 2016 and includes retail and dining options and a 20,000 seat indoor arena for sporting events and concerts. In addition, in June 2016, MGM announced that the Monte Carlo Resort and Casino will undergo $450 million in non-gaming renovations focused on room, food and beverage and entertainment enhancements and is expected to re-open in late 2018 as two newly branded hotels. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGPH's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue.
CGPH also competes with legalized gaming from casinos located on Native American tribal lands, primarily those located in California. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same regions as our properties could have an adverse effect on CGPH's results of operations.
In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers. A number of states have permitted or are considering permitting gaming, on Native American reservations and through expansion of state lotteries.
While CGPH does not believe it to be the case, some have suggested that internet gaming could create additional competition for CGPH and could adversely affect CGPH's brick and mortar operations. CGPH believes that internet gaming complements brick and mortar operations. CGPH also competes with other non-gaming resorts and vacation areas, with various other entertainment businesses, and with other forms of gaming, such as lotteries.
The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to our Las Vegas facilities by attracting customers close to home and away from Las Vegas, which could have could have a material adverse effect on CGPH's businesses.
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
Employees
As of December 31, 2016, CGPH did not have any employees. The employees that work at the properties are employees of the respective property where they work.
As of December 31, 2016, our casino properties had approximately 8,750 employees, approximately 5,470 of which are covered by a collective bargaining agreement. For Harrah's New Orleans, the employee number does not include certain employees, such as part-time or on-call employees, that are included in the minimum number of people that we must employ at Harrah's New Orleans pursuant to state and local laws and regulations. All employees are located in the United States.
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
We are a highly leveraged business. As of December 31, 2016, we had $2,006.0 million face value of outstanding debt (which includes $171.4 million of assumed debt related to The Cromwell). Assuming constant outstanding balances and interest rates, our debt service obligation for the next twelve months would be approximately $157.3 million (which includes obligations under the assumed debt related to The Cromwell), comprised solely of interest payments.
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
Our ability to satisfy our debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
our future ability to borrow under the $1.325 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), the availability of which depends on, among other things, our complying with the covenants thereunder.

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
A failure to comply with the covenants contained in the Senior Secured Credit Facilities or our other indebtedness could result in an event of default thereunder, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under the Senior Secured Credit Facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us, including under the Revolving Credit Facility, as defined in Item 7 of this report;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; and/or

•	require us to apply all of our available cash to repay these borrowings.
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
CES, a services joint venture among CEOC, CERP, a subsidiary of CEC, and CGPH, manages our properties and provides us with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards® loyalty program. Pursuant to the Omnibus Agreement, CES provides, among other services, corporate services and back-office support to CGPH and its casinos. CGPH has a very short history of operating casinos and interactive entertainment. Therefore, the business and operations of CGPH is dependent on the services provided by CES, and CGPH cannot operate without these services. If the quality of the services provided by Caesars Entertainment and its subsidiaries deteriorates, or if the terms under which CES provide such services change in a manner that is adverse to CGPH, it could have a material adverse effect on CGPH's business, financial condition and operating results.
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
If the existing licensing arrangements were terminated and CGPH fails to enter into new arrangements in respect of these marks, CGPH could lose their rights to use these marks and the corresponding domain names, which could have a material adverse effect on its business, financial condition and operating results. If a third-party successfully challenges Caesars Entertainment or its affiliates' ownership of, or right to use, these marks (including, for example, due to Caesars Entertainment or its affiliates' failure to file for protection of such marks), CGPH's business, financial condition and operating results could be adversely impacted.
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
Caesars Entertainment and its consolidated subsidiaries, as well as CEOC and its consolidated subsidiaries, have reported significant net losses during the past three fiscal years. In a bankruptcy of Caesars Entertainment or any of its subsidiaries (such as the bankruptcy proceeding of CEOC and certain of its subsidiaries that was filed in January 2015) that sold or contributed assets to CGPH, including CEOC, the court may conclude that each of the CGPH's acquired properties, which include The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans (the "May 2014 Acquisitions"), constitutes a disguised financing rather than a true sale. In such case, the court would deem CGPH's assets as belonging to Caesars Entertainment, and consider us to be a lender to Caesars Entertainment or its subsidiaries to the extent of the purchase price CGPH paid for those assets. While we should have a claim against Caesars Entertainment and its subsidiaries for the amounts paid to them for the assets, we would no longer have ownership and control over the assets to the same extent as we do now. Moreover, if our claim against Caesars Entertainment and its subsidiaries is considered a financing, no guaranty exists that our claim will be deemed a secured claim entitled to a priority right of repayment from the assets, rather than a general unsecured claim against Caesars Entertainment's or CEOC's bankruptcy estate that shares pro rata with other creditors in any recovery from the residual value of the bankruptcy estate. Finally, a risk exists that any such claim might be primed in favor of a debtor-in-possession financing, or that the court might equitably subordinate our claim to those of other creditors, recharacterize the claim as equity or otherwise not allow the claim (including on equitable grounds).

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
The Bankruptcy Court previously engaged an independent examiner to investigate possible claims CEOC might have against CEC, CAC, CGP LLC, other entities and certain individuals. On March 15, 2016, the examiner released his report in redacted form (to the public) and in unredacted form (to certain entities and individuals). On May 16, 2016, the examiner issued a substantially unredacted version of his report. CAC, CGP LLC and Caesars Interactive Entertainment, LLC ("CIE", formerly Caesars Interactive Entertainment, Inc.) do not have access to the unredacted report, and accordingly the description below is based on the substantially unredacted publicly-available report.
The examiner's report identifies a variety of potential claims against CAC, CGP LLC, CIE, other entities and certain individuals related to a number of transactions dating back to 2009. Most of the examiner's findings are based on his view that CEOC was "insolvent" at the time of the applicable transactions. The examiner's report includes his conclusions on the relative strength of these possible claims, many of which are described in Note 13 of the Notes to Combined and Consolidated Financial Statements. The examiner calculates an estimated range of potential damages for these potential claims as against all parties from $3.6 billion to $5.1 billion. The examiner calculates an estimated range of potential damages for potential claims against CAC, CGP LLC and CIE from $1.7 billion to $2.3 billion, ignoring potential duplication of recovery from other defendants. Neither calculation takes into account probability of success, likelihood of collection, or the time or cost of litigation.
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
In April 2016, CAC and various other constituents began mediation with Joseph Farnan, the former chief judge of the United States District Court for the District of Delaware, seeking to reach a resolution of various issues including the potential claims of the CEOC bankruptcy estate and other issues regarding a plan of reorganization of CEOC. The mediation was suspended in September 2016, and the issues addressed during mediation were subsequently resolved in connection with the confirmation of the CEOC restructuring plan in January 2017.
On June 28, 2016, an order approving the disclosure statement and an order approving solicitation procedures for creditors to vote on the third amended joint plan of reorganization were entered in the bankruptcy court. On October 19, 2016, the objection and voting deadline for the third amended joint plan of reorganization was scheduled for November 21, 2016. The confirmation hearing was held on January 17, 2017. CEOC believes the CEOC restructuring plan may become effective as early as May 2017.
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
In addition, under Section 365 of the Bankruptcy Code, a debtor may decide whether to assume or reject an executory contract, including any licensing agreement with CES. Assumption of a contract would permit the debtor to continue operating under the assumed contract; provided that the debtor (i) immediately cures all existing defaults thereunder or provides adequate assurance that such defaults will be promptly cured, (ii) compensates the non-debtor party for any actual monetary loss incurred as a result of the debtor's default or provides adequate assurance that such compensation will be forthcoming and (iii) provides the non-debtor party with adequate assurance of future performance under the contract. As a general matter, a bankruptcy court approves a debtor's assumption of a contract as long as assumption appears to be in the best interest of the debtor's estate, the debtor is able to perform and it is a good business decision to assume the contract. Subject to bankruptcy court approval and satisfaction of the "business judgment" rule, a debtor in Chapter 11 may reject an executory contract, and rejection of an executory contract in a Chapter 7 case may occur automatically by operation of law. If a debtor rejects an executory contract, the non-debtor party to the contract generally has an unsecured claim against the debtor's bankruptcy estate for breach of contract damages arising from the rejection. On request of any party to such contract, a bankruptcy court may order the debtor to determine within a specific period of time whether to assume or reject an executory contract.
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
A number of the Noteholder Disputes also involve claims that CEC is liable for all amounts due and owing on certain notes issued by CEOC, based on allegations that provisions in the governing indentures pursuant to which CEC guaranteed CEOC's obligations under those notes remain in effect (the "Guarantee Claims"). Such Guarantee Claims were most recently raised against Caesars Entertainment in the New York Senior Notes Lawsuit. Adverse rulings on the Guarantee Claims in this action or any of the other Noteholder Disputes could negatively affect CEC's position on such Guarantee Claims in other Noteholder Disputes, or with respect to potential claims by other holders of certain other notes issued by CEOC. If the court in any of these Noteholder Disputes were to find in favor of the plaintiffs on the Guarantee Claims, CEC may become obligated to pay all principal, interest, and other amounts due and owing on the notes at issue. If CEC became obligated to pay amounts owed on CEOC's indebtedness as a result of the Guarantee Claims, it is likely that a reorganization of CEC under Chapter 11 of the Bankruptcy Code would be necessary due to the limited resources available at CEC to resolve such matters. However, on January 26, 2017, the Bankruptcy Court ordered the stay of the Guarantee Claims to remain in effect until the earlier of (a) the effective date of the plan of reorganization confirmed on January 17, 2017, (b) the termination of any restructuring support agreement with the Official Committee of Second Priority Noteholders, or (c) further order of the Bankruptcy Court.
In addition to the liquidity issues raised as a result of complying with the material commitments CEC made under the RSAs, CEC estimates that it will require additional sources of funding to meet the ongoing financial commitments of the CEC holding company for amounts other than committed to under the RSAs, primarily resulting from significant expenditures made to (1) defend CEC against the matters disclosed in Item 3. Legal Proceedings and (2) support CEOC's plan of reorganization. As a result of the foregoing, there is substantial doubt about CEC's ability to continue as a going concern, which could have a materially adverse effect on CGPH.
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
On May 20, 2014, we closed a transaction whereby CGPH, an indirect, wholly-owned subsidiary of CGPH acquired from CEOC certain of its properties and related assets. There are incremental risks and uncertainties related to the May 2014 Acquisitions contemplated thereunder, many of which are outside of our control, including the following:

•	the diversion of our management's attention from our ongoing business concerns;

•	the outcome of any legal proceedings that may be instituted against us and/or others relating to the May 2014 Acquisitions; and

•	the amounts of the costs, fees, expenses and charges related to defending the May 2014 Acquisitions.
For example, CAC and CGP LLC have been named in two separate lawsuits related to the May 2014 Acquisitions, as more fully described in Item 3. Legal Proceedings - CEOC Bondholder Litigation or Noteholder Disputes. CGPH is not party to these lawsuits.
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
CGPH intends to continue to make significant investments to support its business growth and may require additional funds to respond to business challenges, expand into new markets, improve its operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, CGPH may need to engage in debt financings to secure additional funds. Any debt financing CGPH secures in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities, including potential acquisitions. CGPH is a recently formed entity and may not be able to obtain additional financing on favorable terms, if at all. For instance, the lack of operating history and relationship with Caesars Entertainment may impede CGPH's ability to raise debt financing on acceptable terms, if at all, and there can be no assurances that we could pursue a future offering of securities at an appropriate price to raise the necessary financing. If CGPH is unable to obtain adequate financing or financing on terms satisfactory to it when required, CGPH's ability to continue to support CGPH's business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on CGPH's business, financial condition and operating results.
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
Furthermore, because CGPH is subject to regulation in each jurisdiction in which it operates, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions.
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
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, CGPH's largest market, and competition has increased significantly. For example, SLS Las Vegas opened in August 2014 on the northern end of the Strip, and the Genting Group has announced plans to develop a casino and hotel called Resorts World Las Vegas, which is expected to open in 2019 on the northern end of the Strip. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM's The Park and joint venture with AEG, T-Mobile Arena, located between New York-New York and Monte Carlo, opened in April 2016 and includes retail and dining options and a 20,000 seat indoor arena for sporting events and concerts. In addition, in June 2016, MGM announced that the Monte Carlo Resort and Casino will undergo $450 million in non-gaming renovations focused on room, food and beverage and entertainment enhancements and is expected to re-open in late 2018 as two newly branded hotels. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of CGPH's competitors have increased competition in many markets in which they operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect CGPH's financial performance. Growth in consumer demand for non-gaming offerings could also negatively impact our gaming revenue.
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
Some of our employees are represented by labor unions and, accordingly, we are subject to the risk of work stoppages or other labor disruptions from time to time. We have two collective bargaining agreements covering stage production employees in Las Vegas expiring in 2017. We intend to negotiate renewal agreements for these two collective bargaining agreements and are hopeful that we will be able to reach agreements with the union without any work stoppage. Work stoppages and other labor disruptions could have a material adverse impact on our operations. Also, wage and/or benefit increases resulting from new labor agreements may be significant and could also have an adverse impact on our results of operations. From time to time, we have experienced attempts by labor organizations to organize certain of our non-union employees. To the extent that our non-union employees join unions, we could have greater exposure to risks associated with labor problems and could negatively impact our profits.
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
We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either "critical" or "endangered" as those terms are defined in the PPA. Specifically, the Pension Plan of the UNITE HERE National Retirement Fund is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, due to the withdrawal of all its contributing employers (a mass withdrawal), or in the event of a withdrawal by us, which we consider from time to time, we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities, that would have a material adverse impact on our consolidated financial condition, results of operations and cash flows. See also litigation between the National Retirement Fund and CEC described in Item 3. Legal Proceedings.
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
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of CGPH may differ materially from those expressed or implied by such forward-looking statements. We disclose important factors that could cause actual results to differ materially from our expectations under "Risk Factors" and elsewhere in this Form 10-K and the documents incorporated by reference. Such risks and uncertainties include, but are not limited to, the following factors, as well as other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (including the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein):

•
CGPH's dependence on Caesars Entertainment and its subsidiaries, including CES, to provide support and services, as well as CGPH's dependence on Caesars Entertainment's and CES' senior management's expertise and its participation in Caesars Entertainment's Total Rewards loyalty program;

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table sets forth information about our portfolio of casino properties as of December 31, 2016, each of which is more fully described in Item 1. Business:

Property	Location	Type of Casino	Casino Space – Sq. Ft.(1)	Slot Machines(1)	Table Games(1)	Hotel Rooms & Suites(1)
Planet Hollywood Resort & Casino	Las Vegas, NV	Land-based	64,500	1,080	100	2,500
The Cromwell	Las Vegas, NV	Land-based	40,000	390	50	188
The LINQ Hotel & Casino(2)	Las Vegas, NV	Land-based	31,900	760	70	2,250
Bally's Las Vegas	Las Vegas, NV	Land-based	68,400	1,000	70	2,810
Harrah's New Orleans	New Orleans, LA	Land-based	125,100	1,580	150	450
_________________________

(1)	Approximate.

(2)	Includes Strip-front property leased by an affiliate of Caesars Entertainment to The LINQ Hotel & Casino.
We use space in the corporate offices of CEOC for our corporate headquarters pursuant to a management services agreement with CEOC. We also lease office space in Santa Monica, California used for corporate functions.
We believe the space available for our business is adequate for our current needs. For greater detail on the properties, see Item 1. Business.
Item 3. Legal Proceedings.
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger between CAC and CEC announced on December 22, 2014 (the "Proposed Merger"), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. On October 13, 2016, the Nevada Lawsuit was dismissed without prejudice by the court for lack of prosecution. On November 14, 2016, the deadline to seek reinstatement of the lawsuit lapsed, without action by the plaintiff. If the litigation is refiled, CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously.
We cannot provide assurance as to the outcome of this matter or of the range of reasonably possible losses should this matter ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, CERP, CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders (the "Second Lien RSA"), or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of these proceedings (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.

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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, CIE, and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion was held on October 19, 2016, and the standing motion was continued until January 17, 2017. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the Second Priority Noteholders' standing motion until April 19, 2017.
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
On August 9, 2016, CEOC and certain of its affiliates, each debtor in the Chapter 11 bankruptcy proceedings, filed an adversary complaint as part of the Chapter 11 bankruptcy proceeding against CAC, CIE, CGP LLC, and CGPH, among others, including CEC, CES, and certain current and former directors of CEOC and CEC. In this adversary complaint, the plaintiffs assert claims against CAC for actual and constructive fraudulent conveyances and transfers. The plaintiffs allege, among other things, that certain transactions in which CAC purchased assets from CEOC constituted fraudulent conveyances, and that CAC did not provide CEOC with reasonably equivalent value for the assets acquired. The plaintiffs also claim certain transactions involving CIE constituted fraudulent transfers. The plaintiffs seek, among other relief, avoidance and/or rescission of the disputed transactions; return of assets transferred in those transactions; compensation from defendants for CEOC's alleged losses and damages; and an award to plaintiffs of the costs of the actions, including attorney's fees.
CAC, CIE, CGP LLC, and CGPH believe the above-referenced adversary complaint is without merit and intend to defend it vigorously, including by filing a motion to dismiss at the appropriate time. The status and timing of the adversary proceeding is affected by the Bankruptcy proceedings. On August 10, 2016, CEOC filed an emergency motion seeking, among other relief, to stay the above-referenced adversary proceeding. On August 23, 2016, the bankruptcy court granted the relief requested until the October 19, 2016 omnibus hearing. At the October 19, 2016 omnibus hearing, the bankruptcy court continued the adversary proceeding until the November 16, 2016 omnibus hearing. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the adversary proceeding until April 19, 2017.
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
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries, the CEC Group, from the plan. Neither CAC, CGPH nor any of their subsidiaries are part of the CEC Group. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF's vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. The CEC Group was current with respect to pension contributions at the time of their expulsion.
On December 5, 2016, an interlocutory judgment was entered against CEC and CERP comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under the Employee Retirement Income Security Act of 1974. On December 19, 2016, CEC and CERP filed a motion to certify a final judgment under Rule 54(b) of the Federal Rules of Civil Procedure for immediate appeal and to stay the plaintiffs' motions to amend and for summary judgment, as described below. On January 11, 2017, the District Court granted the motion to certify a final judgment under Rule 54(b) in the amount of $9 million, but denied the motion for a stay, and a judgment in that amount was entered the next day. CEC has appealed this decision to the Second Circuit, and has bonded the judgment pending appeal.
On December 23, 2016, the plaintiffs filed a motion to amend their complaint to add claims for the second through eighth quarterly payments of withdrawal liability, which the plaintiffs contended were past due, as well as for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. Also on December 23, 2016, the plaintiffs simultaneously filed a motion for summary judgment against CEC and CERP for payment of the second through eighth quarterly payments of withdrawal liability, for interest, liquidated damages, attorneys' fees and costs, and for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. These motions have not yet been fully submitted to the District Court.
CEC believes its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously, and will defend vigorously against the claims raised by the NRF in the NRF action. Since settlement discussions with the NRF are continuing and no material discovery has yet been performed with respect to any of the above actions, CEC cannot currently provide assurance as to the ultimate outcome of the matters at issue.
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
During the years ended December 31, 2016 and 2015, CGPH paid no cash dividends to CGP LLC. Certain restrictive covenants within CGPH's debt facilities impose limitations on the payment of dividends to CGP LLC.
There was one shareholder of record as of February 14, 2017.
Item 6. Selected Financial Data.
The following table presents consolidated financial data of CGPH and combined financial data of the assets and entities that were contributed by CGP LLC and acquired from Caesars Entertainment in the Acquired Properties Transaction and Harrah's Transaction through the May 2014 acquisition dates.
The financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and our audited financial statements and related notes included in this Form 10-K.

	Year Ended December 31,
(In millions)	2016	2015	2014	2013	2012
Statements of Operations
Net revenues	$1,317.9	$1,269.2	$1,173.1	$1,038.8	$1,081.2
Operating expenses
Direct	558.9	549.5	557.2	497.6	532.4
Property, general, administrative and other	383.1	371.0	346.0	275.9	272.4
Management fees to related parties	37.0	35.8	24.4	16.4	16.1
Write-downs, reserves and project opening costs, net of recoveries	2.8	10.0	22.6	16.9	2.5
Depreciation and amortization	147.5	119.0	102.4	84.3	84.9
Impairment of goodwill, tangible and other intangible assets	—	1.0	147.5	—	—
Total operating expenses	1,129.3	1,086.3	1,200.1	891.1	908.3
Income/(loss) from operations	188.6	182.9	(27.0)	147.7	172.9
Interest expense, net of interest capitalized	(168.1)	(163.9)	(158.0)	(65.0)	(51.7)
Interest income	0.8	—	—	—	—
Loss on extinguishment of debt	—	—	(23.8)	(1.6)	—
Other income, net	—	—	—	0.4	—
Income/(loss) before provision for income taxes	21.3	19.0	(208.8)	81.5	121.2
Provision for income taxes	—	—	(12.6)	(29.0)	(44.2)
Net income/(loss)	21.3	19.0	(221.4)	52.5	77.0
Other comprehensive income, net of income taxes	—	—	—	—	—
Total comprehensive income/(loss)	$21.3	$19.0	$(221.4)	$52.5	$77.0

Balance Sheet Data (at period end)
Total assets	$2,984.2	$2,999.1	$2,978.6	$2,968.0	$2,835.9
Total debt(1)	1,962.5	2,018.3	1,992.1	803.0	779.3
Stockholder's equity	831.4	805.0	770.0	1,842.9	1,748.6
_________________________

(1)	Total debt is comprised of third-party debt and debt to related party.

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
Operating Results

	Year Ended December 31,
(In millions)	2016	2015	2014
Net revenues	$1,317.9	$1,269.2	$1,173.1
Income/(loss) from operations	188.6	182.9	(27.0)
Net income/(loss)	21.3	19.0	(221.4)
Adjusted EBITDA(1)	346.6	321.1	251.9
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

Year ended December 31, 2016 compared to year ended December 31, 2015
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
Net revenues for 2016 increased by $48.7 million, or 3.8%, compared with the same period in 2015. Total trips decreased by approximately 6.2% during the year ended December 31, 2016 when compared to the same period in 2015. Gross casino hold increased to 11.9% for the year ended December 31, 2016 from 11.7% for the same period in 2015.
Cash average daily room rates for the year ended December 31, 2016 increased to $132, or 7.3%, when compared to $123 for the same period in 2015. Average daily occupancy was 94.3% for the year ended December 31, 2016 and 92.4% for the same period in 2015. Revenue per available room ("RevPar") for the years ended December 31, 2016 and 2015 was $122 and $112, respectively, or an increase of 8.9%.
Income from operations for the year ended December 31, 2016 increased by $5.7 million, or 3.1%, compared with the same period in 2015, and Net income for the year ended December 31, 2016 increased by $2.3 million, or 12.1%, compared with the same period in 2015. The increases in income from operations was primarily due to the income impact of increased revenues discussed above and reductions in labor and marketing expenses partially offset by an increase in general and administrative expenses related to the expansion of entertainment options at Planet Hollywood and an increase in depreciation expense at Planet Hollywood resulting from the acceleration of depreciation for assets that will be replaced as a result of renovations. Adjusted EBITDA for the year ended December 31, 2016 increased by $25.5 million, or 7.9%, as compared with the same period in 2015 primarily due to the income impact of increased revenues and reductions in labor and marketing expenses, partially offset by an increase in general and administrative expenses related to the expansion of entertainment options at Planet Hollywood.
Year ended December 31, 2015 compared to year ended December 31, 2014
Casino Properties and Developments revenues were impacted primarily by the following:

•	Increases in all categories of revenues as a result of renovations at The LINQ Hotel & Casino and the opening of The Cromwell.

•	These increases were partially offset by lower revenues at Harrah's New Orleans as a result of the April 2015 smoking ban.
Net revenues for 2015 increased by $96.1 million, or 8.2%, compared to the same period in 2014. Total trips decreased by approximately 6.1% during the year ended December 31, 2015 when compared to the same period in 2014. Gross casino hold increased from 11.2% to 11.7% from 2014 to 2015.
Cash average daily room rates for the year ended December 31, 2015 increased to $123, or approximately 13.9%, when compared to $108 for the same period in 2014. Average daily occupancy was 92.4% for the year ended December 31, 2015 and 89.7% for the same period in 2014. RevPar for the years ended December 31, 2015 and 2014 was $112 and $98, respectively, or an increase of 14.3%.
Income/(loss) from operations for the year ended December 31, 2015 improved by $209.9 million, compared with the same period in 2014 primarily attributable to a $147.5 million impairment of goodwill for Bally's Las Vegas recognized in the fourth quarter of 2014 and the income impact of increased revenues partially offset by an increase in operating expenses at The Cromwell due to the opening in the prior year and an increase in operating expenses at The LINQ Hotel & Casino subsequent to the completion of renovations. Excluding the impact of the impairment of goodwill for Bally's Las Vegas, income from operations for 2015 improved by $62.4 million primarily due to the income impact of increased revenues partially offset by an increase in operating expenses at The Cromwell due to the opening in the prior year and an increase in operating expenses at The LINQ Hotel & Casino subsequent to the completion of renovations. Adjusted EBITDA for the year ended December 31, 2015 increased $69.2 million, or 27.5%, as compared with the same period in 2014 primarily due to the income impact of increased revenues partially offset by increased expenses from operating costs incurred after the opening of The Cromwell in the prior year and an increase in operating expenses at The LINQ Hotel & Casino subsequent to the completion of renovations.
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
Other Factors Affecting Net Income

	Year Ended December 31,
(In millions)	2016	2015	2014
Interest expense, net of interest capitalized	$(168.1)	$(163.9)	$(158.0)
Loss on extinguishment of debt	—	—	(23.8)
Interest income	0.8	—	—
Provision for income taxes	—	—	(12.6)
Interest Expense, Net of Interest Capitalized
The debt agreements captioned in the following table are defined in Note 6 — Debt of the Combined and Consolidated Financial Statements in this report. The table below summarizes our Interest expense, net of interest capitalized as it relates to these agreements:

	Year Ended December 31,
(In millions)	2016	2015	2014
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(145.8)	$(147.7)	$(126.3)
Cromwell Credit Facility	(20.6)	(21.5)	(16.6)
Planet Hollywood Loan Agreement	—	—	(14.9)
Other interest (expense)/income, including capitalized interest	(1.7)	5.3	(0.2)
Interest expense, net of interest capitalized	$(168.1)	$(163.9)	$(158.0)
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
Provision for Income Taxes
CGPH income subsequent to May 2014 is not tax impacted at the CGPH level as CGPH became a disregarded entity for income tax purposes starting in May 2014 whereby all income or loss is passed through to our parent company, CGP LLC, which is treated as a flow through entity for income tax purposes. Prior to the Acquired Properties Transaction and Harrah's Transaction, income taxes represent the allocated income taxes from the consolidated Caesars Entertainment provision for income taxes as if these entities, with the exception of PHWLV, filed separate U.S. federal and state income tax returns. For the year ended December 31, 2014, we recorded a tax provision of $12.6 million on income for the period from January to May 2014. This resulted in an effective tax rate of (6.0)% which differs from the expected federal tax rate of 35% primarily due to CGPH losses subsequent to May 2014 not tax benefitted at the CGPH level.
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

	Year Ended December 31,
(In millions)	2016	2015	2014
Net income/(loss)	$21.3	$19.0	$(221.4)
Provision for income taxes	—	—	12.6
Income/(loss) before income taxes	21.3	19.0	(208.8)
Interest expense, net of interest capitalized	168.1	163.9	158.0
Interest income	(0.8)	—	—
Depreciation and amortization	147.5	119.0	102.4
EBITDA	336.1	301.9	51.6
Loss on extinguishment of debt (1)	—	—	23.8
Impairment of goodwill, tangible and other intangible assets	—	1.0	147.5
Stock-based compensation (2)	5.1	4.8	1.0
Write-downs, reserves and project opening costs, net of recoveries (3)	2.8	10.0	22.6
Other (4)	2.6	3.4	5.4
Adjusted EBITDA	$346.6	$321.1	$251.9
_________________________

(1)	Amount represents the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(2)	Amounts represent non-cash stock based compensation expense.

(3)	Amounts include development costs related to the construction of The Cromwell, the renovation of The LINQ Hotel & Casino and Planet Hollywood.

(4)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as acquisition and integration costs and severance expense.
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
Future capital spending and maintenance could require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects would be contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. In addition, we must also comply with covenants and restrictions set forth in our debt instruments, further described in Capital Resources below and in Note 6 — Debt in the Combined and Consolidated Financial Statements in this report.
During the years ended December 31, 2016, 2015 and 2014, capital expenditures net of related payables were $68.6 million, $144.2 million and $301.7 million, respectively, primarily related to renovations at The LINQ Hotel & Casino and Planet Hollywood and construction at The Cromwell. Significant capital expenditures net of related payables include $41.8 million for Planet Hollywood during the year ended December 31, 2016. Capital expenditures net of related payables for The LINQ Hotel & Casino were $112.0 million and $111.8 million, respectively, for the years ended December 31, 2015 and 2014. Capital expenditures net of related payables for The Cromwell were $139.0 million for the year ended December 31, 2014. The Cromwell's gaming floor opened in April 2014 and its 188 hotel rooms became available to guests starting in May 2014. The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015.
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
As of December 31, 2016, CGPH had $1,119.2 million and $662.1 million, respectively, in book value of indebtedness outstanding for the CGPH Term Loan and 2022 Notes. As of December 31, 2016, no borrowings were outstanding under the Revolving Credit Facility. At December 31, 2015, the book value of indebtedness outstanding for the CGPH Term Loan, 2022 Notes and Revolving Credit Facility was $1,125.7 million, $660.3 million and $45.0 million, respectively. As of December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for certain of CGPH's outstanding debt securities.
In November 2012, Corner Investment Propco, LLC ("PropCo") entered into a $185.0 million, seven-year senior secured credit facility bearing interest at the London Inter-Bank Offered Rate ("LIBOR") plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of The Cromwell into a boutique lifestyle hotel. As of December 31, 2016, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
As of December 31, 2016 and 2015, we had $2,006.0 million and $2,070.1 million, respectively, face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the years ended December 31, 2016, 2015 and 2014 was $174.6 million, $161.4 million and $95.8 million, respectively.
Our cash and cash equivalents, excluding restricted cash, totaled $164.6 million as of December 31, 2016, compared to $98.1 million as of December 31, 2015. Restricted cash totaled $2.6 million as of both December 31, 2016 and December 31, 2015 related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
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

Capital Resources
The debt agreements included in Capital Resources are defined in Note 6 — Debt in the Combined and Consolidated Financial Statements in this report. The following table presents CGPH outstanding third-party debt as of December 31, 2016 and 2015.

	Final	Interest Rates at	Face Value at	Book Value at December 31,
(In millions)	Maturity	December 31, 2016	December 31, 2016	2016	2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility(1)	2019	variable	$—	$—	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,145.6	1,119.2	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	662.1	660.3
Cromwell Credit Facility	2019	11.00%	171.4	167.2	169.2
Capital lease obligations	2017	various	0.1	0.1	1.2
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2017	various	0.2	0.2	2.8
Total debt			2,006.0	1,962.5	2,018.3
Current portion of total debt			(12.5)	(12.5)	(61.1)
Long-term debt			$1,993.5	$1,950.0	$1,957.2
_________________________
(1) Variable interest rate calculated as LIBOR plus 5.00%.
As of December 31, 2016, we are in compliance with all affirmative and negative covenants related to our debt instruments.
The Credit Agreement provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"). As of December 31, 2016, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
See Note 6 — Debt in the Combined and Consolidated Financial Statements in this report for further details.
Other Obligations and Commitments
The table below summarizes, as of December 31, 2016, our contractual obligations and other commitments through their respective maturity or ending dates.

	Payments due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt payable to third parties, face value	$2,006.0	$12.5	$195.6	$1,111.3	$686.6
Estimated interest payments to third parties (1)	768.2	157.3	331.1	242.7	37.1
Operating lease obligations	652.7	34.9	69.8	68.3	479.7
Other contractual obligations (2)	99.7	46.4	23.2	12.8	17.3
	$3,526.6	$251.1	$619.7	$1,435.1	$1,220.7
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on projected rates at December 31, 2016.

(2)
Included in Other contractual obligations are entertainment obligations which represent obligations to pay performers that have contracts for future performances. This amount does not include estimated obligations for future performances where payment is only guaranteed when the performances occur and/or is based on factors contingent upon the profitability of the performances.

Off-Balance Sheet Arrangements
CGPH did not have any off-balance sheet arrangements at December 31, 2016 or 2015.
Critical Accounting Policies and Estimates.
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
We also consolidate into our financial statements the accounts of any variable interest entity for which we are determined to be the primary beneficiary. Up through and including December 31, 2016, we did not consolidate any variable interest entities.
Investment in CES
Investment in CES consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary and therefore, we account for our investment using the equity method. We review this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we consider available quantitative and qualitative evidence in evaluating potential impairment of this investment. If the carrying value of our investment exceeds its estimated fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the estimated fair value is less than our carrying value, and our intent and ability to hold, or plans to sell, the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment will be established. We did not recognize an impairment charge in fiscal years 2016, 2015 and 2014 on this investment. See Note 15 — Related Party Transactions of the CGPH Combined and Consolidated Financial Statements.
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
The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. As of December 31, 2016, we had approximately $214.1 million in total book value of goodwill. Of this amount, $148.7 million is allocated to our Planet Hollywood and Harrah's New Orleans reporting units. Both of these reporting units have estimated fair values significantly in excess of their carrying values and therefore, are not at risk of partial or total impairment outside of material, unforeseen circumstances. Specifically, Planet Hollywood's estimated fair value exceeded its carrying value by a margin of 233%, and Harrah's New Orleans' estimated fair value exceeded its carrying value by a margin of 36%. The remaining $65.4 million of goodwill is allocated to our Bally's Las Vegas reporting unit, at which we recorded impairment charges in the fourth quarter of 2014. At December 31, 2016, Bally's Las Vegas' estimated fair value exceeded its carrying value by a margin of 18%. Thus, to the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have impairments to record in the next twelve months, and such impairments could be material.
See Note 4 — Goodwill and Other Intangible Assets of the CGPH Combined and Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements to the CGPH Combined and Consolidated Financial Statements in this report.
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
The following table reconciles Net income - Restricted to Adjusted EBITDA - Restricted:

	Year Ended December 31,
(In millions)	2016	2015	2014
Net income/(loss)	$21.3	$19.0	$(221.4)
Less: Net loss - Unrestricted	(19.1)	(19.7)	(19.7)
Net income/(loss) - Restricted	40.4	38.7	(201.7)
Provision for income taxes - Restricted	—	—	16.4
Income before income taxes - Restricted	40.4	38.7	(185.3)
Interest expense, net of interest capitalized	147.5	142.4	141.4
Interest income	(0.8)	—	—
Depreciation and amortization	131.7	103.9	95.1
Loss on extinguishment of debt	—	—	23.8
Impairment of goodwill, tangible and other intangible assets	—	1.0	147.5
Stock-based compensation	5.0	4.5	1.0
Write-downs, reserves and project opening costs, net of recoveries	2.9	9.9	10.9
Other (1)	2.6	3.4	5.4
Adjusted EBITDA - Restricted	$329.3	$303.8	$239.8
_________________________

(1)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA - Restricted but not separately identified, such as acquisition and integration costs and severance expense.

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
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $12.5 million. At December 31, 2016, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 0.98%. A hypothetical reduction of this rate to zero would have no impact on interest expense for the next twelve months.
CGPH does not purchase or hold any derivative financial instruments for trading purposes.
As of December 31, 2016, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $1,466.9 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of Caesars Growth Properties Holdings, LLC
We have audited the accompanying consolidated balance sheets of Caesars Growth Properties Holdings, LLC and subsidiaries ("CGPH") as of December 31, 2016 and 2015, and the related combined and consolidated statements of operations and comprehensive income/(loss), stockholder's equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These combined and consolidated financial statements and financial statement schedule are the responsibility of CGPH's management. Our responsibility is to express an opinion on the combined and consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of Caesars Growth Properties Holdings, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic combined and consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 13 to the combined and consolidated financial statements, CGPH's parent company is a defendant in litigation related to certain transactions with related parties.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 14, 2017

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$164.6	$98.1
Receivables, net of allowance for doubtful accounts of $6.2 and $8.8, respectively	44.3	49.8
Restricted cash	2.6	2.6
Prepayments and other current assets	28.8	26.6
Total current assets	240.3	177.1
Land, property and equipment, net	2,202.8	2,253.6
Investment in Caesars Enterprise Services, LLC	29.1	26.5
Goodwill	214.1	214.1
Intangible assets other than goodwill, net	79.4	94.3
Prepaid management fees to related parties	177.1	188.3
Deferred charges and other	41.4	45.2
Total assets	$2,984.2	$2,999.1

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$38.4	$26.3
Payables to related parties	22.1	12.1
Accrued expenses	114.4	102.2
Accrued interest payable	13.9	30.6
Current portion of long-term debt	12.5	61.1
Total current liabilities	201.3	232.3
Long-term debt	1,950.0	1,957.2
Deferred credits and other	1.5	4.6
Total liabilities	2,152.8	2,194.1

Commitments and contingencies (Note 13)
Stockholder's equity
Additional paid-in capital	1,356.5	1,351.4
Accumulated deficit	(525.1)	(546.4)
Total stockholder's equity	831.4	805.0
Total liabilities and stockholder's equity	$2,984.2	$2,999.1

See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(In millions)

	Year Ended December 31,
	2016	2015	2014
Revenues
Casino	$709.6	$723.4	$703.1
Food and beverage	242.9	244.2	231.2
Rooms	360.9	323.2	258.4
Other	192.5	161.0	158.3
Less: casino promotional allowances	(188.0)	(182.6)	(177.9)
Net revenues	1,317.9	1,269.2	1,173.1

Operating expenses
Direct
Casino	352.7	350.8	373.8
Food and beverage	112.8	116.0	111.4
Rooms	93.4	82.7	72.0
Property, general, administrative and other	383.1	371.0	346.0
Management fees to related parties	37.0	35.8	24.4
Write-downs, reserves and project opening costs, net of recoveries	2.8	10.0	22.6
Depreciation and amortization	147.5	119.0	102.4
Impairment of goodwill, tangible and other intangible assets	—	1.0	147.5
Total operating expenses	1,129.3	1,086.3	1,200.1
Income/(loss) from operations	188.6	182.9	(27.0)
Interest expense, net of interest capitalized	(168.1)	(163.9)	(158.0)
Interest income	0.8	—	—
Loss on extinguishment of debt	—	—	(23.8)
Income/(loss) before provision for income taxes	21.3	19.0	(208.8)
Provision for income taxes	—	—	(12.6)
Net income/(loss)	21.3	19.0	(221.4)
Other comprehensive income, net of income taxes	—	—	—
Total comprehensive income/(loss)	$21.3	$19.0	$(221.4)

See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In millions)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at January 1, 2014	$2,186.9	$(344.0)	$1,842.9
Net loss	—	(221.4)	(221.4)
Impact of acquisitions	(1,499.0)	—	(1,499.0)
Stock based compensation	0.7		0.7
Transactions with parent and affiliates, net	506.9	—	506.9
Conversion of affiliate debt to equity	139.9	—	139.9
Balance at December 31, 2014	1,335.4	(565.4)	770.0
Net income	—	19.0	19.0
Stock-based compensation	4.8	—	4.8
Transactions with parent and affiliates, net	8.2	—	8.2
Other	3.0	—	3.0
Balance at December 31, 2015	1,351.4	(546.4)	805.0
Net income	—	21.3	21.3
Stock-based compensation	5.1	—	5.1
Balance at December 31, 2016	$1,356.5	$(525.1)	$831.4

See accompanying Notes to Combined and Consolidated Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income/(loss)	$21.3	$19.0	$(221.4)
Adjustments to reconcile net income/(loss) to cash flows provided by operating activities
Depreciation and amortization	147.5	119.0	102.4
Amortization of debt discount and debt issuance costs	9.1	8.5	14.6
Loss on extinguishment of debt	—	—	23.8
Impairment of goodwill, tangible and other intangible assets	—	1.0	147.5
Stock-based compensation	5.1	4.8	1.0
Net change in deferred income taxes	—	—	12.6
Net change in long-term accounts	8.9	(2.3)	4.4
Debt issuance costs and fees write-off	—	—	26.1
Net transfers to parent and affiliates	—	—	(13.2)
Net change in working capital accounts	10.7	(30.4)	59.5
Other	—	—	—
Cash flows provided by operating activities	202.6	119.6	157.3
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(68.6)	(144.2)	(301.7)
Payments to acquire businesses related to the Acquired Properties Transaction and Harrah's Transaction	—	—	(1,808.2)
Additional investment in Caesars Enterprise Services, LLC	(3.8)	(3.9)	—
Cash flows used in investing activities	(72.4)	(148.1)	(2,109.9)
Cash flows from financing activities
Proceeds from issuance of debt	15.0	80.0	2,494.1
Debt issuance costs and fees	—	—	(30.6)
Repayments under lending agreements	(78.7)	(61.5)	(1,205.6)
(Distribution to)/contribution from parent	—	(0.1)	497.0
Cash flows (used in)/provided by financing activities	(63.7)	18.4	1,754.9
Net increase/(decrease) in cash, cash equivalents and restricted cash	66.5	(10.1)	(197.7)
Cash, cash equivalents and restricted cash, beginning of period	100.7	110.8	308.5
Cash, cash equivalents and restricted cash, end of period	$167.2	$100.7	$110.8

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
In addition, on May 5, 2014, CGPH acquired from CEOC through one or more subsidiaries (i) Corner Investment Company, LLC and its subsidiaries, (collectively known as "The Cromwell"), 3535 LV Corporation ("The LINQ Hotel & Casino"), and indirect subsidiaries of Parball Corporation (collectively known as "Bally's Las Vegas"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 15 — Related Party Transactions) and the owners of each of these properties, and (iii) certain intellectual property that is specific to each of these properties (collectively referred to as the "First Closing" or "Acquired Properties Transaction").
On May 20, 2014, CGPH acquired from CEOC through one or more subsidiaries (i) JCC Holding Company II, LLC and its subsidiaries (collectively known as "Harrah's New Orleans"), (ii) 50% of the ongoing management fees and any termination fees payable under the property management agreements entered between a Property Manager (as defined in Note 15 — Related Party Transactions) and the owner of this property, and (iii) certain intellectual property that is specific to each of these properties (the "Second Closing" or "Harrah's Transaction").
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
In connection with the Acquired Properties Transaction and the Harrah's Transaction (collectively referred to as the "Asset Purchase Transactions"), CGPH and Caesars Growth Properties Finance, Inc. issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes"). On May 8, 2014, CGPH closed on $1.175 billion of term loans and a $150.0 million revolving facility pursuant to a credit agreement. In connection with the Second Closing in May 2014, the senior secured term loan of PHWLV was paid in full.
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
We reclassified certain prior period revenue amounts to align with our 2016 reporting presentation within the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). For the years ended December 31, 2015 and 2014, $6.8 million and $5.5 million, respectively, were reclassified from Food and beverage revenues to Other revenues. These reclassifications did not affect our combined and consolidated total Net revenues, Income/(loss) from operations, or Net income/(loss).
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
We also consolidate into our financial statements the accounts of any variable interest entity ("VIE") for which we are determined to be the primary beneficiary. Up through and including December 31, 2016, we did not consolidate any variable interest entities.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with maturities of less than three months from the date of purchase and are stated at the lower of cost or market value.
Restricted Cash
Restricted cash as of December 31, 2016 and 2015 included amounts related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement. The classification of restricted cash between current and long-term is dependent upon the intended use of each particular reserve.
Receivables and Allowance for Doubtful Accounts
CGPH issues credit to approved casino customers following background checks and investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of these receivables.
Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. CGPH reserves an estimated amount for gaming receivables that may not be collected to reduce receivables to their net carrying amount, which approximates fair value. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. Receivables are reported net of an allowance for doubtful accounts of $6.2 million as of December 31, 2016 and $8.8 million as of December 31, 2015.
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

Investment in CES
Investment in CES consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary and therefore, we account for our investment using the equity method. We review this investment quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we consider available quantitative and qualitative evidence in evaluating potential impairment of this investment. If the carrying value of our investment exceeds its estimated fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the estimated fair value is less than our carrying value, and our intent and ability to hold, or plans to sell, the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new carrying basis in the investment will be established. We did not recognize an impairment charge in fiscal years 2016 and 2015 on this investment. See Note 15 — Related Party Transactions.
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
Prepaid Management Fees to Related Parties
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, and the 50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract, starting in October 2013.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC and Cromwell Manager, LLC for $138.0 million, which is also recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the

Consolidated Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts, starting in May 2014.
As of December 31, 2016 and December 31, 2015, the remaining prepaid balance related to management fees to related parties was $177.1 million and $188.3 million, respectively.
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
Advertising
CGPH expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $3.2 million, $4.2 million and $3.6 million, respectively, for the years ended December 31, 2016, 2015 and 2014. Advertising expense is included in Property, general, administrative and other within the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
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
Note 2 — Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the FASB Accounting Standards Codification ("ASC") and creates a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. The FASB issued several amendments including ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, in April 2016, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, which further clarifies and amends certain guidance in Topic 606 including clarification on accounting for and identifying performance obligations. The ASUs are effective for public business entities for fiscal years beginning after December 15, 2017, and interim reporting periods within that reporting period. Early application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently in the process of our analysis and anticipate this standard will have a material impact on our consolidated financial statements. We expect the most significant impact will be related to the accounting for the Total Rewards customer loyalty program and casino promotional allowances.
The Total Rewards customer loyalty program impacts revenues from our four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Currently, we estimate the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as "breakage"), based upon the cost of historical redemptions. Upon adoption of the new guidance, Reward Credits will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed. We expect to see a significant decrease in gaming revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation.

The quantitative impacts of the changes discussed above are not complete and are still being analyzed. We are currently assessing the full impact the adoption of this standard will have on our financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), amending the existing requirements for disclosing information about an entity's ability to continue as a going concern. The guidance explicitly requires management to assess an entity's ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. We adopted ASU No. 2014-15 as of December 31, 2016. The adoption of ASU No. 2014-15 and the resulting assessment of our ability to continue as a going concern did not have an effect on our financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments that do not result in consolidation and are not accounted for under the equity method, presentation of changes in the fair value of financial liabilities measured under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities can early adopt certain provision of ASU No. 2016-01. We are currently assessing the impact the adoption of this standard will have on our financial statements.
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
Currently, all of our capital and financing leases are set to expire before the initial application date and will not require any accounting adjustments. Accounting for our operating leases where we are the lessor will remain unchanged. Operating leases, including agreements relating to slot machines, will be recorded on the balance sheet as a right-of-use ("ROU") asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption are still being analyzed. We are in the process of evaluating the full impact the new guidance will have on our financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For available-for-sale debt securities, ASU No. 2016-13 aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses and subsequent reversals through an allowance rather than a write-down. For public business entities that are Securities and Exchange Commission ("SEC") filers, the amendments in this guidance are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early application will be permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently assessing the impact the adoption of this standard will have on our financial statements.
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
In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which amends ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment alters how a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. ASU No. 2016-17 does not change the characteristics of a primary beneficiary in the VIE model. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have early adopted ASU No. 2016-18 during the quarter ended December 31, 2016 and have retrospectively applied the amendments. Prior to the adoption of ASU No. 2016-18, our Combined and Consolidated Statements of Cash Flows reported change in restricted cash as investing activities and excluded restricted cash from cash and cash equivalents beginning and ending balances. Impacts of early adoption on prior period include: increase in cash, cash equivalents, and restricted cash balances as of December 31, 2015, 2014, and 2013 to $100.7 million, $110.8 million, and $308.5 million, respectively, and an increase of $5.1 million and $132.7 million, respectively, from cash flows used in investing activities for the years ended December 31, 2015 and 2014. See the Combined and Consolidated Statements of Cash Flows and Note 14 — Supplemental Cash Flow Information.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The same impairment assessment applies to all reporting units including those with zero or negative carrying amounts. A goodwill impairment will represent the excess of a reporting unit's carrying amount over its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in ASU No. 2017-04 should be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principle upon transition is required. For public business entities, the amendments in this ASU are effective for annual or interim goodwill impairments tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our financial statements.

Note 3 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

	December 31,
(In millions)	2016	2015
Land and land improvements	$1,072.6	$1,072.5
Building and improvements	1,165.1	1,167.0
Furniture, fixtures and equipment	469.1	492.1
Construction in progress	24.2	4.9
	2,731.0	2,736.5
Less: accumulated depreciation	(528.2)	(482.9)
Land, property and equipment, net	$2,202.8	$2,253.6
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). For the years ended December 31, 2016, 2015 and 2014, the aggregate depreciation expense was $129.2 million, $101.6 million and $85.2 million, respectively.
Amortization expense related to other items included within Depreciation and amortization in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) totaled $3.4 million, $2.4 million and $2.2 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
The Company capitalized interest of $0.7 million net of a $1.0 million capitalized interest adjustment recognized during the year ended December 31, 2016, primarily associated with Planet Hollywood and The LINQ Hotel & Casino construction projects. The Company capitalized interest of $6.5 million and $9.2 million, respectively, during the years ended December 31, 2015 and 2014, primarily associated with construction projects at The LINQ Hotel & Casino in 2015 and The Cromwell in 2014.
During the years ended December 31, 2016, 2015 and 2014, capital expenditures net of related payables were $68.6 million, $144.2 million and $301.7 million, respectively, primarily related to renovations at The LINQ Hotel & Casino and Planet Hollywood and construction at The Cromwell. Significant capital expenditures net of related payables include $41.8 million for Planet Hollywood during the year ended December 31, 2016. Capital expenditures net of related payables for The LINQ Hotel & Casino were $112.0 million and $111.8 million, respectively, for the years ended December 31, 2015 and 2014. Capital expenditures net of related payables for The Cromwell were $139.0 million for the year ended December 31, 2014. The Cromwell's gaming floor opened in April 2014 and its 188 hotel rooms became available to guests starting in May 2014. The renovation of The LINQ Hotel & Casino was substantially completed and available to guests in early May 2015.
In connection with ongoing property renovations, certain fully depreciated assets were removed and replaced in prior periods. We adjusted the gross balances of certain property and equipment line items and accumulated depreciation during the year ended December 31, 2016 to properly present these balances for the assets that were removed during previous periods. No adjustments were made to gross balances reported as of December 31, 2015, and there was no net effect on property and equipment, net, reported on the Consolidated Balance Sheets as of December 31, 2016 and 2015.
An immaterial amount of impairment of property and equipment was recognized by the Company for the periods presented in the accompanying Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
Note 4 — Goodwill and Other Intangible Assets
Goodwill was as follows as of December 31, 2016 and December 31, 2015:

(In millions)
Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at December 31, 2016 and 2015	$214.1
There were no additions or impairment charges to goodwill during the years ended December 31, 2016 and 2015. During 2014, a decline in performance and downward adjustments to expectations of future performance at Bally's Las Vegas resulted in an impairment charge of $147.5 million.

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset other than goodwill:

	December 31, 2016				December 31, 2015
(In millions)	Weighted Average Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	4.8	$211.6	$(153.4)	$58.2	$211.6	$(141.3)	$70.3
Gaming rights	7.5	45.8	(24.6)	21.2	45.8	(21.8)	24.0
		$257.4	$(178.0)	$79.4	$257.4	$(163.1)	$94.3
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). For the three years ended December 31, 2016, 2015 and 2014, there was $14.9 million, $15.0 million and $15.0 million, respectively, of amortization expense. Estimated amortization expense is $15.0 million for each of the four years from 2017 through 2020 and $12.2 million for 2021. Total estimated amortization expense for 2022 and thereafter is $7.2 million.
No impairment charges for intangible assets other than goodwill were recorded for the periods presented in the accompanying Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
Note 5 — Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
(In millions)	2016	2015
Deposits and customer funds liability, including advance hotel deposits	$38.3	$32.9
Payroll and other compensation	25.8	25.8
Accrued non-income and non-payroll taxes	7.6	12.0
Chip and token liability	5.4	6.1
Insurance claims and reserves	3.6	3.8
Progressive liability	2.4	2.7
Other accruals	31.3	18.9
	$114.4	$102.2

Note 6 — Debt
The following table presents CGPH outstanding third-party debt as of December 31, 2016 and 2015.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	December 31, 2016	December 31, 2016	December 31, 2016	December 31, 2015
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)	2019	variable	$—	$—	$45.0
Caesars Growth Properties Holdings Term Loan	2021	6.25%	1,145.6	1,119.2	1,125.7
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	662.1	660.3
Cromwell Credit Facility	2019	11.00%	171.4	167.2	169.2
Capital lease obligations	2017	various	0.1	0.1	1.2
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	14.1
Other financing obligations	2017	various	0.2	0.2	2.8
Total debt			2,006.0	1,962.5	2,018.3
Current portion of total debt			(12.5)	(12.5)	(61.1)
Long-term debt			$1,993.5	$1,950.0	$1,957.2
_________________________
(1) Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 5.00%.
As of December 31, 2016, the face value of CGPH's annual maturities of outstanding third-party debt were as follows:

(In millions) Year	Annual Maturity of Outstanding Third-Party Debt
2017	$12.5
2018	12.1
2019	183.5
2020	12.2
2021	1,099.1
Thereafter	686.6
Total outstanding third-party debt	$2,006.0
Caesars Growth Properties Holdings Term Facility
The purchase price of the acquisition of The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas, 50% of the ongoing management fees and any termination fees payable for each of these properties, and certain intellectual property that is specific to each of these properties, was funded by CGPH with cash contributed by CGP LLC and the proceeds of $700.0 million of term loans (the "First Closing Term Loan"). CGPH closed on the First Closing Term Loan on May 5, 2014. CGPH repaid in full the First Closing Term Loan in connection with the Second Closing as discussed in Escrow Release below.
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
The Credit Agreement provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of December 31, 2016, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement, and each note has a contractual maturity of less than one year. The Revolving Credit Facility has a contractual maturity of greater than one year. Amounts borrowed under the Revolving Credit Facility are intended to satisfy short-term liquidity needs and are classified in Current portion of long-term debt in the Consolidated Balance Sheets.
Borrowings under the CGPH Term Loan bear interest at a rate equal to, at the Borrower's option, either (a) the LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the Administrative Agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH's senior secured leverage ratio ("SSLR"). In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer's customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of December 31, 2016 and 2015, the book value of the CGPH Term Loan was presented net of the unamortized discount of $22.5 million and $27.0 million, respectively, and net of unamortized debt issuance costs of $3.9 million and $4.7 million, respectively. The effective interest rate was 6.87% and 6.86%, respectively, as of December 31, 2016 and 2015.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to EBITDA, adjusted as defined. As of December 31, 2016, CGPH's SSLR was 2.70 to 1.00.
As of December 31, 2016 and 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee.
As of December 31, 2016 and 2015, the book value of the 2022 Notes was presented net of the unamortized discount of $11.3 million and $12.9 million, respectively, and net of unamortized debt issuance costs of $1.6 million and $1.8 million, respectively. The effective interest rate was 9.84% as of both December 31, 2016 and 2015.
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
As of December 31, 2016 and 2015, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
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
Escrow Release
In connection with the Second Closing, CGPH repaid in full the $700.0 million First Closing Term Loan and the $476.9 million senior secured term loan of PHWLV. The purchase price of the Second Closing and the repayment of the debt noted in the prior sentence were funded by the Borrower with the proceeds of the 2022 Notes and CGPH Term Loan of the Borrower.
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
As of December 31, 2016 and 2015, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.0 million and $3.8 million, respectively, and net of unamortized debt issuance costs of $1.2 million and $1.6 million, respectively. The effective interest rate was 11.93% and 11.92%, respectively, as of December 31, 2016 and 2015.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain a SSLR of no more than 5.25 to 1.00 during the first quarter of 2016, which is the ratio of PropCo's first lien senior secured net debt to consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of December 31, 2016, PropCo's SSLR was 4.68 to 1.00.

The Cromwell Credit Facility allows the right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of December 31, 2016 and 2015, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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
Note 7 — Financial Instruments
Restricted Cash
As of both December 31, 2016 and 2015, the Company had $2.6 million of restricted cash related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
Investment in CES
Investment in CES, further described in Note 15 — Related Party Transactions, consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary and therefore, we account for our investment using the equity method. Initial contributions by the Members (as defined in Note 15 — Related Party Transactions) included a $22.5 million cash payment by CGP LLC on behalf of CGPH. Pursuant to a capital call during the fourth quarter of 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. Pursuant to capital calls during the years ended December 31, 2016 and 2015, CGPH contributed an additional $3.8 million and $3.9 million, respectively, to CES. During the year ended December 31, 2016, CGPH's investment in CES decreased by $1.2 million due to the allocation of depreciation related to assets in the investment.
Derivative Instrument
On December 9, 2013, Planet Hollywood entered into an interest rate cap agreement for a notional amount of $501.4 million at a LIBOR cap rate of 7.0% which matured on April 9, 2015. Planet Hollywood did not designate the interest rate cap agreement as a cash flow hedge. Therefore, any change in fair value was recognized in interest expense during the period in which the change in value occurred. The effect of derivative instruments in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) for the year ended December 31, 2014 was immaterial.
CGPH had no derivatives designated as hedging instruments at December 31, 2016 and 2015.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.

The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Food and beverage	$91.6	$91.7	$92.0
Rooms	86.3	81.9	74.3
Other	10.1	9.0	11.6
	$188.0	$182.6	$177.9
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Food and beverage	$52.9	$52.8	$59.0
Rooms	26.6	25.6	26.3
Other	6.5	5.3	7.2
	$86.0	$83.7	$92.5
Note 9 — Write-downs, Reserves and Project Opening Costs, Net of Recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Divestitures and abandonments (1)	$2.7	$5.6	$6.0
Remediation costs	0.2	2.0	9.3
Project opening costs	—	1.0	7.3
Other	(0.1)	1.4	—
	$2.8	$10.0	$22.6
_________________________
(1) Divestitures and abandonments were primarily comprised of demolition costs related to projects in development.
Note 10 — Leases
CGPH leases both real estate and equipment used in its operations and classifies those leases as either operating or capital leases for accounting purposes. As of December 31, 2016, CGPH had no material capital leases and the remaining lives of its operating leases ranged from one to 81 years with various automatic extensions.
Rental expense associated with operating leases is charged to expense in the year incurred. Rental expense for operating leases and other month-to-month cancellable leases are included in Operating expenses in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) and amounted to $47.9 million, $48.7 million and $50.3 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, CGPH's future minimum rental commitments under its non-cancellable operating leases are as follows:

(In millions) Year	Non-cancellable Operating Leases
2017	$34.9
2018	34.9
2019	34.9
2020	34.4
2021	33.9
Thereafter	479.7
Total future minimum rental commitments	$652.7
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
The components of (Loss)/income before provision for income taxes and the related provision for income taxes for the United States and other income taxes for CGPH were as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Income/(loss) before provision for income taxes
United States	$21.3	$19.0	$(208.8)
Outside of the United States	—	—	—
Total income/(loss) before provision for income taxes	$21.3	$19.0	$(208.8)

	Year Ended December 31,
(In millions)	2016	2015	2014
Provision for income taxes
Federal
Current	$—	$—	$18.3
Deferred	—	—	(7.1)
States
Current	—	—	1.4
Deferred	—	—	—
Total provision for income taxes	$—	$—	$12.6

The differences between the United States statutory federal income tax rate and the effective tax rate expressed as a percentage of income before taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
Increases/(decreases) in tax resulting from:
Nontaxable LLC income/losses	(35.0)	(35.0)	(40.6)
State taxes, net of federal tax benefit	—	—	(0.4)
Federal tax credits	—	—	0.1
Other	—	—	(0.1)
Effective tax rate	—%	—%	(6.0)%
CGPH classifies reserves for tax uncertainties within Deferred credits and other in the Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. CGPH had no reserves for tax uncertainties as of December 31, 2016 or 2015. The tax years that remain open for examination for the Company's major jurisdictions are 2012 through 2015 for United States tax purposes and 2006 through 2015 for Louisiana state tax purposes.
Note 12 — Fair Value Measurements
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
Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rate) and Level 3 (forecasted cash flows) inputs. See Note 1 — Description of Business and Summary of Significant Accounting Policies for more information on the application of the use of fair value to measure goodwill.
Entities are permitted to choose to measure certain financial instruments and other items at fair value. We have not elected the fair value measurement option for any of our assets or liabilities that meet the criteria for this option.
We had no assets or liabilities that were required to be measured at fair value at December 31, 2016 and 2015.
Items Disclosed at Fair Value
Debt
As of December 31, 2016, our outstanding debt with third parties had an estimated fair value of $2,076.3 million and a book value of $1,962.5 million. As of December 31, 2015, our outstanding debt with third parties had an estimated fair value of $1,800.3 million and a book value of $2,018.3 million.
We calculate the fair value of debt based on borrowing rates available as of December 31, 2016, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Note 13 — Litigation, Contractual Commitments and Contingent Liabilities
CAC-CEC Proposed Merger
On December 30, 2014, Nicholas Koskie, on behalf of himself and, he alleges, all others similarly situated, filed a lawsuit (the "Nevada Lawsuit") in the Clark County District Court in the State of Nevada against CAC, CEC and members of the CAC board of directors Marc Beilinson, Philip Erlanger, Dhiren Fonseca, Don Kornstein, Karl Peterson, Marc Rowan, and David Sambur (the individual defendants collectively, the "CAC Directors"). The Nevada Lawsuit alleges claims for breach of fiduciary duty against the CAC Directors and aiding and abetting breach of fiduciary duty against CAC and CEC. It seeks (1) a declaration that the claim for breach of fiduciary duty is a proper class action claim; (2) to order the CAC Directors to fulfill their fiduciary duties to CAC in connection with the Proposed Merger between CAC and CEC announced on December 22, 2014 (the "Proposed Merger"), specifically by announcing their intention to (a) cooperate with bona fide interested parties proposing alternative transactions, (b) ensure that no conflicts exist between the CAC Directors' personal interests and their fiduciary duties to maximize shareholder value in the Proposed Merger, or resolve all such conflicts in favor of the latter, and (c) act independently to protect the interests of the shareholders; (3) to order the CAC Directors to account for all damages suffered or to be suffered by the plaintiff and the putative class as a result of the Proposed Merger; and (4) to award the plaintiff for his costs and attorneys' fees. It is unclear whether the Nevada Lawsuit also seeks to enjoin the Proposed Merger. On October 13, 2016, the Nevada Lawsuit was dismissed without prejudice by the court for lack of prosecution. On November 14, 2016, the deadline to seek reinstatement of the lawsuit lapsed, without action by the plaintiff. If the litigation is refiled, CAC and the CAC Directors believe this lawsuit is without merit and will defend themselves vigorously.
We cannot provide assurance as to the outcome of this matter or of the range of reasonably possible losses should this matter ultimately be resolved against us due to the inherent uncertainty of litigation and the stage of the related litigation.
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the restructuring support agreement with the Official Committee of Second Priority Noteholders (the "Second Lien RSA"), or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of these proceedings (and others). The stay will remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017),

(b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court. CAC and CGP LLC are not parties to these lawsuits.
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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of

1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC restructuring plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guaranty lawsuits taking place in Manhattan, the judge presiding over these cases recently retired, and a new judge has been appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). The Bankruptcy Court ordered the stay to remain in effect until the earlier of (a) the first omnibus hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the CEOC reorganization plan (February 15, 2017), (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
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
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, Caesars Interactive Entertainment, LLC ("CIE", formerly Caesars Interactive Entertainment, Inc.), and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion was held on October 19, 2016, and the standing motion was continued until January 17, 2017. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the Second Priority Noteholders' standing motion until April 19, 2017.
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
On August 9, 2016, CEOC and certain of its affiliates, each debtor in the Chapter 11 bankruptcy proceedings, filed an adversary complaint as part of the Chapter 11 bankruptcy proceeding against CAC, CIE, CGP LLC, and CGPH, among others, including CEC, CES, and certain current and former directors of CEOC and CEC. In this adversary complaint, the plaintiffs assert claims against CAC for actual and constructive fraudulent conveyances and transfers. The plaintiffs allege, among other things, that certain transactions in which CAC purchased assets from CEOC constituted fraudulent conveyances, and that CAC did not provide CEOC with reasonably equivalent value for the assets acquired. The plaintiffs also claim certain transactions involving CIE constituted fraudulent transfers. The plaintiffs seek, among other relief, avoidance and/or rescission of the disputed transactions; return of assets transferred in those transactions; compensation from defendants for CEOC's alleged losses and damages; and an award to plaintiffs of the costs of the actions, including attorney's fees.
CAC, CIE, CGP LLC, and CGPH believe the above-referenced adversary complaint is without merit and intend to defend it vigorously, including by filing a motion to dismiss at the appropriate time. The status and timing of the adversary proceeding is affected by the Bankruptcy proceedings. On August 10, 2016, CEOC filed an emergency motion seeking, among other relief, to stay the above-referenced adversary proceeding. On August 23, 2016, the bankruptcy court granted the relief requested until the October 19, 2016 omnibus hearing. At the October 19, 2016 omnibus hearing, the bankruptcy court continued the adversary proceeding until the November 16, 2016 omnibus hearing. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the adversary proceeding until April 19, 2017.
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
National Retirement Fund
In January 2015, a majority of the Trustees of the National Retirement Fund ("NRF"), a multi-employer defined benefit pension plan, voted to expel CEC and its participating subsidiaries, the CEC Group, from the plan. Neither CAC, CGPH nor any of their subsidiaries are part of the CEC Group. NRF claims that CEOC's bankruptcy presents an "actuarial risk" to the plan because, depending on the outcome of the bankruptcy proceeding, CEC might no longer be liable to the plan for any partial or complete withdrawal liability. NRF has advised the CEC Group that its expulsion has triggered withdrawal liability with a present value of approximately $360 million, payable in 80 quarterly payments of about $6 million.
Prior to NRF's vote, the CEC Group reiterated its commitment to remain in the plan and not seek rejection of any collective bargaining agreements in which the obligation to contribute to NRF exists. The CEC Group was current with respect to pension contributions at the time of their expulsion.
            On December 5, 2016, an interlocutory judgment was entered against CEC and CERP comprising the first quarterly payment of withdrawal liability referred to above, interest and liquidated damages under the Employee Retirement Income Security Act of 1974. On December 19, 2016, CEC and CERP filed a motion to certify a final judgment under Rule 54(b) of the Federal Rules of Civil Procedure for immediate appeal and to stay the plaintiffs' motions to amend and for summary judgment, as described below. On January 11, 2017, the District Court granted the motion to certify a final judgment under Rule 54(b) in the amount of $9 million, but denied the motion for a stay, and a judgment in that amount was entered the next day. CEC has appealed this decision to the Second Circuit, and has bonded the judgment pending appeal.
            On December 23, 2016, the plaintiffs filed a motion to amend their complaint to add claims for the second through eighth quarterly payments of withdrawal liability, which the plaintiffs contended were past due, as well as for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. Also on December 23, 2016, the plaintiffs simultaneously filed a motion for summary judgment against CEC and CERP for payment of the second through eighth quarterly payments of withdrawal liability, for interest, liquidated damages, attorneys' fees and costs, and for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. These motions have not yet been fully submitted to the District Court.
            CEC believes its legal arguments against the actions undertaken by NRF are strong and will pursue them vigorously, and will defend vigorously against the claims raised by the NRF in the NRF action. Since settlement discussions with the NRF are continuing and no material discovery has yet been performed with respect to any of the above actions, CEC cannot currently provide assurance as to the ultimate outcome of the matters at issue.
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
Harrah's New Orleans Operating Agreement
Harrah's New Orleans operates under a casino operating contract with the Louisiana Economic Development and Gaming Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah's New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah's New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah's New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For the years ended December 31, 2016, 2015 and 2014, Harrah's New Orleans paid $63.9 million, $71.4 million and $72.6 million, respectively, to the Louisiana Gaming Control Board.
CEOC PropCo Call Right Agreement
After the CEOC restructuring, CEOC PropCo will have a call right for up to five years to purchase and leaseback the real property assets associated with Harrah's New Orleans from CGPH for a cash purchase price of ten times the agreed upon annual rent (subject to the terms of the CGPH credit agreement). The initial rent under the agreement will be determined based on a rent-to-earnings before interest, taxes, depreciation, amortization, and rent ("EBITDAR") ratio of 1.00-to-1.67. CEOC PropCo's purchase price will be determined by multiplying Harrah's New Orleans property's initial rent by 10. A range of loss related to the call right is unable to be estimated due to uncertainty regarding the renegotiation of certain terms that allow the call right to be exercised for this property.

Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. As of December 31, 2016, Planet Hollywood had future minimum commitments and contingencies of $3.6 million related to the amended ESA.
Insurance Accruals
CGPH's properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 15 — Related Party Transactions for additional information.
Entertainment Commitments
In July 2013, Planet Hollywood entered into a performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform at The AXIS starting in December 2013. The original performance agreement ran through the end of 2015. In September 2015, Planet Hollywood and Ms. Spears entered into a new performance agreement pursuant to which Ms. Spears agreed to continue to perform at The AXIS through December 2017. In November 2015, Planet Hollywood finalized its performance agreement with Jennifer Lopez pursuant to which Ms. Lopez agreed to perform at The AXIS starting in January 2016. The performance agreements with Ms. Spears and Ms. Lopez contain customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. As of December 31, 2016, CGPH's future commitments aggregate to approximately $45.6 million.
Management Fees to Related Party
See Note 15 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah's New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. As a result of these audits, Harrah's New Orleans had accrued $5.6 million and $3.6 million, respectively, at December 31, 2016 and 2015.
Note 14 — Supplemental Cash Flow Information
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheets that sum amounts reported in our Combined and Consolidated Statements of Cash Flows.

	December 31,
(In millions)	2016	2015
Cash and cash equivalents	$164.6	$98.1
Restricted cash - short-term	2.6	2.6
Total cash, cash equivalents and restricted cash	$167.2	$100.7
Restricted cash is further described in Note 7 — Financial Instruments.
Changes in Working Capital Accounts
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Receivables	$5.5	$(9.4)	$(4.0)
Prepayments and other current assets	(2.6)	(6.3)	2.5
Accounts payable	2.3	3.4	(3.9)
Payables to related parties	10.0	(28.6)	31.9
Accrued expenses and interest payable	(4.5)	10.5	33.0
Net change in working capital accounts	$10.7	$(30.4)	$59.5

Cash Paid for Interest
Cash paid for interest for the years ended December 31, 2016, 2015 and 2014 was $174.6 million, $161.4 million and $95.8 million, respectively.
Significant Non-cash Transactions
Significant non-cash investing activities include construction payable included in Accounts payable in the Consolidated Balance Sheets of $19.0 million, $9.2 million and $20.7 million, respectively, which remained unpaid as of December 31, 2016, 2015 and 2014 related to purchases classified as Land, property and equipment, net.
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
Note 15 — Related Party Transactions
Cash Activity with Affiliates
Prior to being acquired by the Company, Harrah's New Orleans, Bally's Las Vegas, The Cromwell and The LINQ Hotel & Casino transferred cash in excess of operating requirements and regulatory needs to CEOC on a daily basis. Cash transfers from CEOC to these properties were also made based upon needs to fund daily operations, including accounts payable, payroll and capital expenditures. For the year ended December 31, 2014, the net of these transfers of $13.2 million was reflected in Net transfers to parent and affiliates in the Cash flows from operating activities section of the Combined and Consolidated Statements of Cash Flows and Transactions with parent and affiliates, net in the Combined and Consolidated Statements of Stockholder's Equity. Subsequent to the May 2014 purchase of these properties by CGPH, the transfers of cash in excess of operating requirements and regulatory needs to CEOC and cash transfers from CEOC to fund daily operations no longer occur.
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
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH. Pursuant to a capital call during the fourth quarter of 2014, CGP LLC contributed an additional $0.1 million on behalf of CGPH. Pursuant to capital calls during the years ended December 31, 2016 and 2015, CGPH contributed an additional $3.8 million and $3.9 million, respectively, to CES. During the year ended December 31, 2016, CGPH's investment in CES decreased by $1.2 million due to the allocation of depreciation related to assets in the investment. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
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
CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to the Enterprise Assets. CES granted to CEOC, CLC, CWI, CGPH and the properties owned or controlled by the Members' licenses to any intellectual property that CES develops or acquires in the future that is not a derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC, and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
Allocated General Corporate Expenses
The Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) reflects an allocation of both expenses incurred in connection with our shared services agreements and directly billed expenses incurred through Caesars Entertainment and CES. We recorded allocated general corporate expenses and directly billed expenses totaling $133.2 million, $126.1 million and $102.7 million, respectively, for the years ended December 31, 2016, 2015 and 2014. The net payable balances for allocated and directly billed expenses are recorded in Payables to related parties in the Consolidated Balance Sheets.
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
Management Fees
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC and Cromwell Manager, LLC (collectively, the "Property Managers" and individually, a "Property Manager") are wholly-owned indirect subsidiaries of CEOC, and prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell. Fees paid to the Property Managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For the years ended December 31, 2016, 2015 and 2014, the fees were $28.6 million, $27.9 million and $14.5 million, respectively. These fees were included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). As of December 31, 2016 and 2015, the payable balance related to these fees and recorded in Payables to related parties in the Consolidated Balance Sheets were $1.0 million and $0.8 million, respectively.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Managers for $138.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization in the amount of $9.2 million, $9.2 million and $6.1 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). Additionally, during the years ended December 31, 2016, 2015 and 2014, the Company received 50% of the management fees paid in the amount of $14.3 million, $14.0 million and $7.2 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
Planet Hollywood Management Fees
PHW Manager is a wholly-owned subsidiary of CEOC, and prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the years ended December 31, 2016, 2015 and 2014, the fees were $23.0 million, $20.9 million and $18.4 million, respectively. These fees were included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). As of both December 31, 2016 and 2015, the payable balances related to these fees and recorded in Payables to related parties in the Consolidated Balance Sheets were $0.8 million.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC and the 50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract starting in October 2013. During each of the three years ended December 31, 2016, 2015 and 2014, the Company recorded amortization in the amount of $2.0 million, which is included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss). Additionally, for the years ended December 31, 2016, 2015 and 2014, the Company received 50% of the Planet Hollywood management fee paid in the amount of $11.5 million, $10.2 million and $9.4 million, respectively, which is included in Management fees to related parties in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
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
Use of Bally's, Harrah's, and LINQ Trademarks
Bally's Las Vegas and Harrah's New Orleans have historically used the Bally's and Harrah's trademarks, which are owned by CEOC. CEOC has not historically charged a royalty fee for the use of these trademarks. Accordingly, no such charges were recorded in the Combined and Consolidated Financial Statements. As discussed above, we entered into a management agreement with CEOC in connection with the acquisition of CGPH's properties, which include The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans (the "May 2014 Acquisitions"), which among other services, includes the use of CEOC-owned trademarks. As discussed in Formation of Caesars Enterprise Services, LLC above, these services were assumed by CES in 2014. The LINQ Hotel & Casino uses its trademark, which is owned by CLC, in connection with this agreement.
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
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which certain employees of the Company may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. Caesars Entertainment maintains an employer match of up to $600 per year. The Company's reimbursement for Caesars Entertainment's contribution expense was $1.7 million, $1.8 million and $1.8 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
Caesars Entertainment also maintains deferred compensation plans, stock-option plans and an executive supplemental savings plan under which certain employees of CGPH may defer a portion of their compensation. The expenses charged by Caesars Entertainment to CGPH are included in Property, general, administrative and other in the Combined and Consolidated Statements of Operations.
Multiemployer Benefit Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. The Company's reimbursement for Caesars Entertainment's contributions and charges for these plans was $35.5 million, $35.7 million and $30.2 million, respectively, for the years ended December 31, 2016, 2015 and 2014. These expenses were included in Property, general, administrative and other in the Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss).
Equity Incentive Awards
Caesars Entertainment maintains equity incentive award plans in which employees of CGPH may participate. Caesars Entertainment allocates an appropriate amount of cost for these awards to each subsidiary where employees participate. For the years ended December 31, 2016, 2015 and 2014, allocations were $5.1 million, $4.8 million and $1.0 million, respectively.
Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly-owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is utilized by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent of approximately $1.3 million per month beginning on January 1, 2014, totaling $15.0 million for each of the years ended December 31, 2016, 2015 and 2014.
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
Note 16 - Quarterly Results of Operations (Unaudited)

(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net revenues	$335.2	$335.3	$328.4	$319.0
Income from operations	56.1	57.7	41.7	33.1
Net income/(loss)	12.7	16.0	0.1	(7.5)
2015
Net revenues	$313.3	$317.4	$327.6	$310.9
Income from operations	49.8	54.4	48.3	30.4
Net income/(loss)	10.2	14.8	6.2	(12.2)

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
The tables below present the combined and consolidating condensed financial information as of and for the years ended December 31, 2016 and December 31, 2015 and the combined condensed financial information for the year ended December 31, 2014.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying unaudited financial information based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$79.8	$—	$58.2	$26.6	$—	$164.6
Receivables, net of allowance for doubtful accounts	—	—	40.9	3.4	—	44.3
Restricted cash	—	—	2.6	—	—	2.6
Prepayments and other current assets	0.3	—	27.0	1.5	—	28.8
Total current assets	80.1	—	128.7	31.5	—	240.3
Land, property and equipment, net	2.0	—	1,956.2	244.6	—	2,202.8
Investment in CES	29.1	—	—	—	—	29.1
Investment in subsidiaries	2,854.9	—	—	—	(2,854.9)	—
Goodwill	—	—	214.1	—	—	214.1
Intangible assets other than goodwill, net	—	—	79.4	—	—	79.4
Prepaid management fees to related parties	—	—	163.1	14.0	—	177.1
Deferred charges and other	1.9	—	39.3	0.2	—	41.4
Total assets	$2,968.0	$—	$2,580.8	$290.3	$(2,854.9)	$2,984.2

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$2.1	$—	$35.0	$1.3	$—	$38.4
Payables to related parties	19.3	—	2.7	0.1	—	22.1
Accrued expenses	—	—	107.6	6.8	—	114.4
Accrued interest payable	11.1	10.5	—	2.8	(10.5)	13.9
Current portion of long-term debt	11.8	—	0.7	—	—	12.5
Total current liabilities	44.3	10.5	146.0	11.0	(10.5)	201.3
Long-term debt	1,769.5	675.0	13.3	167.2	(675.0)	1,950.0
Deferred credits and other	—	—	1.5	—	—	1.5
Total liabilities	1,813.8	685.5	160.8	178.2	(685.5)	2,152.8
Stockholder's equity
Additional paid-in capital	1,356.5	(685.5)	2,341.0	234.4	(1,889.9)	1,356.5
(Accumulated deficit)/retained earnings	(202.3)	—	79.0	(122.3)	(279.5)	(525.1)
Total stockholder's equity	1,154.2	(685.5)	2,420.0	112.1	(2,169.4)	831.4
Total liabilities and stockholder's equity	$2,968.0	$—	$2,580.8	$290.3	$(2,854.9)	$2,984.2

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
YEAR ENDED DECEMBER 31, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$667.6	$42.0	$—	$709.6
Food and beverage	—	—	215.4	27.5	—	242.9
Rooms	—	—	348.2	12.7	—	360.9
Other	—	—	179.9	12.6	—	192.5
Less: casino promotional allowances	—	—	(176.4)	(11.6)	—	(188.0)
Net revenues	—	—	1,234.7	83.2	—	1,317.9
Operating expenses
Direct
Casino	—	—	326.4	26.3	—	352.7
Food and beverage	—	—	95.9	16.9	—	112.8
Rooms	—	—	89.5	3.9	—	93.4
Property, general, administrative and other	24.9	—	341.3	16.9	—	383.1
Management fees to related parties	—	—	35.0	2.0	—	37.0
Write-downs, reserves and project opening costs, net of recoveries	0.4	—	2.5	(0.1)	—	2.8
Depreciation and amortization	1.1	—	130.6	15.8	—	147.5
Total operating expenses	26.4	—	1,021.2	81.7	—	1,129.3
(Loss)/income from operations	(26.4)	—	213.5	1.5	—	188.6
Interest expense, net of interest capitalized	(145.8)	—	(1.7)	(20.6)	—	(168.1)
Interest income	—	—	0.8	—	—	0.8
Net (loss)/income before gain on interests in subsidiaries	(172.2)	—	212.6	(19.1)	—	21.3
Income on interests in subsidiaries	193.5	—	—	—	(193.5)	—
Net income/(loss)	21.3	—	212.6	(19.1)	(193.5)	21.3
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$21.3	$—	$212.6	$(19.1)	$(193.5)	$21.3

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
YEAR ENDED DECEMBER 31, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total (1)
Revenues
Casino	$—	$—	$680.6	$42.8	$—	$723.4
Food and beverage	—	—	215.2	29.0	—	244.2
Rooms	—	—	311.2	12.0	—	323.2
Other	—	—	147.5	13.5	—	161.0
Less: casino promotional allowances	—	—	(170.9)	(11.7)	—	(182.6)
Net revenues	—	—	1,183.6	85.6	—	1,269.2
Operating expenses
Direct
Casino	—	—	325.4	25.4	—	350.8
Food and beverage	—	—	96.2	19.8	—	116.0
Rooms	—	—	79.1	3.6	—	82.7
Property, general, administrative and other	22.0	—	331.2	17.8	—	371.0
Management fees to related parties	—	—	33.8	2.0	—	35.8
Write-downs, reserves and project opening costs, net of recoveries	1.6	—	8.3	0.1	—	10.0
Depreciation and amortization	—	—	103.9	15.1	—	119.0
Impairment of tangible and other intangible assets	—	—	1.0	—	—	1.0
Total operating expenses	23.6	—	978.9	83.8	—	1,086.3
(Loss)/income from operations	(23.6)	—	204.7	1.8	—	182.9
Interest expense, net of interest capitalized	(147.7)	—	5.3	(21.5)	—	(163.9)
Net (loss)/income before gain on interests in subsidiaries	(171.3)	—	210.0	(19.7)	—	19.0
Income on interests in subsidiaries	190.3	—	—	—	(190.3)	—
Net income/(loss)	19.0	—	210.0	(19.7)	(190.3)	19.0
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$19.0	$—	$210.0	$(19.7)	$(190.3)	$19.0
_________________________

(1)
For the year ended December 31, 2015, $6.8 million was reclassified from Food and beverage revenues to Other revenues in order to align with our 2016 reporting presentation. See Basis of Presentation in Note 1 — Description of Business and Summary of Significant Accounting Policies.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATING CONDENSED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS
YEAR ENDED DECEMBER 31, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total (1)
Revenues
Casino	$—	$—	$674.0	$29.1	$—	$703.1
Food and beverage	—	—	211.8	19.4	—	231.2
Rooms	—	—	251.5	6.9	—	258.4
Other	—	—	145.0	13.3	—	158.3
Less: casino promotional allowances	—	—	(167.0)	(10.9)	—	(177.9)
Net revenues	—	—	1,115.3	57.8	—	1,173.1
Operating expenses
Direct
Casino	—	—	353.5	20.3	—	373.8
Food and beverage	—	—	100.1	11.3	—	111.4
Rooms	—	—	69.4	2.6	—	72.0
Property, general, administrative and other	11.8	—	324.0	10.2	—	346.0
Management fees to related parties	—	—	23.1	1.3	—	24.4
Write-downs, reserves and project opening costs, net of recoveries	0.1	—	10.8	11.7	—	22.6
Depreciation and amortization	—	—	95.1	7.3	—	102.4
Impairment of goodwill	—	—	147.5	—	—	147.5
Total operating expenses	11.9	—	1,123.5	64.7	—	1,200.1
Loss from operations	(11.9)	—	(8.2)	(6.9)	—	(27.0)
Interest expense, net of interest capitalized	(126.3)	—	(15.1)	(16.6)	—	(158.0)
Loss on extinguishment of debt	—	—	(23.8)	—	—	(23.8)
Loss before (provision for)/benefit from income taxes	(138.2)	—	(47.1)	(23.5)	—	(208.8)
(Provision for)/benefit from income taxes	—	—	(16.4)	3.8	—	(12.6)
Net loss before loss on interests in subsidiaries	(138.2)	—	(63.5)	(19.7)	—	(221.4)
Loss on interests in subsidiaries	—	—	—	—	—	—
Net loss	(138.2)	—	(63.5)	(19.7)	—	(221.4)
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive loss	$(138.2)	$—	$(63.5)	$(19.7)	$—	$(221.4)
_________________________

(1)
For the year ended December 31, 2014, $5.5 million was reclassified from Food and beverage revenues to Other revenues in order to align with our 2016 reporting presentation. See Basis of Presentation in Note 1 — Description of Business and Summary of Significant Accounting Policies.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows provided by/(used in) operating activities	$136.2	$—	$367.2	$(0.6)	$(300.2)	$202.6
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(2.0)	—	(65.3)	(1.3)	—	(68.6)
Investment in subsidiaries	(14.7)	—	—	—	14.7	—
Additional investment in CES	(3.8)	—	—	—	—	(3.8)
Cash flows used in investing activities	(20.5)	—	(65.3)	(1.3)	14.7	(72.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	15.0	—	—	—	—	15.0
Repayments under lending agreements	(71.9)	—	(3.1)	(3.7)	—	(78.7)
Transactions with parents and affiliates	—	—	(300.1)	14.6	285.5	—
Cash flows (used in)/provided by financing activities	(56.9)	—	(303.2)	10.9	285.5	(63.7)
Net increase/(decrease) in cash, cash equivalents and restricted cash	58.8	—	(1.3)	9.0	—	66.5
Cash, cash equivalents and restricted cash, beginning of period	21.0	—	62.1	17.6	—	100.7
Cash, cash equivalents and restricted cash, end of period	$79.8	$—	$60.8	$26.6	$—	$167.2

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)	Subsidiary Non-Guarantors (1)	Consolidating / Eliminating Adjustments	Total (1)
Cash flows (used in)/provided by operating activities	$(35.4)	$—	$315.2	$(3.0)	$(157.2)	$119.6
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(141.5)	(2.7)	—	(144.2)
Investment in subsidiaries	(9.6)	—	—	—	9.6	—
Additional investment in CES	(3.9)	—	—	—	—	(3.9)
Cash flows used in investing activities	(13.5)	—	(141.5)	(2.7)	9.6	(148.1)
Cash flows from financing activities
Proceeds from issuance of long-term debt	80.0	—	—	—	—	80.0
Repayments under lending agreements	(46.8)	—	(4.6)	(10.1)	—	(61.5)
Transactions with parents and affiliates	—	—	(157.3)	9.6	147.6	(0.1)
Cash flows provided by/(used in) financing activities	33.2	—	(161.9)	(0.5)	147.6	18.4
Net (decrease)/increase in cash, cash equivalents and restricted cash	(15.7)	—	11.8	(6.2)	—	(10.1)
Cash, cash equivalents and restricted cash, beginning of period	36.7	—	50.3	23.8	—	110.8
Cash, cash equivalents and restricted cash, end of period	$21.0	$—	$62.1	$17.6	$—	$100.7
_________________________

(1)
We have early adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, during the year ended December 31, 2016. In total, Restricted cash balances of $7.7 million and $2.6 million, respectively, have been included in Cash, cash equivalents and restricted cash, beginning of period and Cash, cash equivalents and restricted cash, end of period and the Change in restricted cash of $5.1 million has been removed from Cash flows used in investing activities. For Subsidiary Guarantors, Restricted cash balances of $2.6 million have been included in both Cash, cash equivalents and restricted cash, beginning of period and Cash, cash equivalents and restricted cash, end of period. For Subsidiary Non-Guarantors, Restricted cash balances of $5.1 million and zero, respectively, have been included in Cash, cash equivalents and restricted cash, beginning of period and Cash, cash equivalents and restricted cash, end of period and the Change in restricted cash of $5.1 million has been removed from Cash flows used in investing activities. See Note 2 — Recently Issued Accounting Pronouncements in the Combined and Consolidated Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)	Subsidiary Non-Guarantors (1)	Consolidating / Eliminating Adjustments	Total (1)
Cash flows (used in)/provided by operating activities	$(381.8)	$—	$609.2	$0.1	$(70.2)	$157.3
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(163.5)	(138.2)	—	(301.7)
Payments to acquire businesses related to the Acquired Properties Transaction and Harrah's Transaction	(1,808.2)	—	—	—	—	(1,808.2)
Cash flows used in investing activities	(1,808.2)	—	(163.5)	(138.2)	—	(2,109.9)
Cash flows from financing activities
Proceeds from issuance of long-term debt	2,494.1	—	—	—	—	2,494.1
Debt issuance costs and fees	(30.6)	—	—	—	—	(30.6)
Repayments under lending agreements	(700.0)	—	(504.6)	(1.0)	—	(1,205.6)
Transactions with parents and affiliates	463.2	—	(83.5)	47.1	70.2	497.0
Cash flows provided by/(used in) financing activities	2,226.7	—	(588.1)	46.1	70.2	1,754.9
Net increase/(decrease) in cash, cash equivalents and restricted cash	36.7	—	(142.4)	(92.0)	—	(197.7)
Cash, cash equivalents and restricted cash, beginning of period	—	—	192.7	115.8	—	308.5
Cash, cash equivalents and restricted cash, end of period	$36.7	$—	$50.3	$23.8	$—	$110.8
_________________________

(1)
We have early adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, during the year ended December 31, 2016. In total, Restricted cash balances of $140.4 million and $7.7 million, respectively, have been included in Cash, cash equivalents and restricted cash, beginning of period and Cash, cash equivalents and restricted cash, end of period and the Change in restricted cash of $132.7 million has been removed from Cash flows used in investing activities. For Subsidiary Guarantors, Restricted cash balances of $42.0 million and $2.6 million, respectively, have been included in Cash, cash equivalents and restricted cash, beginning of period and Cash, cash equivalents and restricted cash, end of period and the Change in restricted cash of $39.4 million has been removed from Cash flows used in investing activities. For Subsidiary Non-Guarantors, Restricted cash balances of $98.4 million and $5.1 million, respectively, have been included in Cash, cash equivalents and restricted cash, beginning of period and Cash, cash equivalents and restricted cash, end of period and the Change in restricted cash of $93.3 million has been removed from Cash flows used in investing activities. See Note 2 — Recently Issued Accounting Pronouncements in the Combined and Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2016, at a reasonable assurance level.

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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria discussed in the "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2016. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.

(c)	Changes in Internal Control over Financial Reporting
We have commenced several transformation initiatives, including implementing new general ledger software to automate and simplify our business processes. These are long-term initiatives that we believe will enhance our internal control over financial reporting due to increased automation and integration of related processes. We will continue to monitor and evaluate our internal control over financial reporting throughout the transformation.
There have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We expect to furnish the information regarding Directors, Executive Officers and Corporate Governance in an amendment to this Form 10-K to be filed with the SEC.
Item 11. Executive Compensation.
We expect to furnish the information regarding Executive Compensation in an amendment to this Form 10-K to be filed with the SEC.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We expect to furnish the information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in an amendment to this Form 10-K to be filed with the SEC.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We expect to furnish the information regarding Certain Relationships and Related Transactions, and Director Independence in an amendment to this Form 10-K to be filed with the SEC.
Item 14. Principal Accounting Fees and Services.
We expect to furnish the information regarding Principal Accounting Fees and Services in an amendment to this Form 10-K to be filed with the SEC.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this report

1.	Financial statements of the Company (including related notes to financial statements) filed as part of this report are listed below:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2016 and 2015.

•	Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2016, 2015, and 2014.

•	Combined and Consolidated Statements of Stockholder's Equity for the years ended December 31, 2016, 2015, and 2014.

•	Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.

2.	Financial statement schedules of the Company as follows:

•	Schedule I and III through V are not applicable and have therefore been omitted.

•	Schedule II — Combined and Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015, and 2014.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of December 21, 2014, between Caesars Acquisition Company and Caesars Entertainment Corporation (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on December 22, 2014).	—	S-4	—	2.1	3/30/2015

2.2	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on May 21, 2014).	—	S-4	—	2.2	3/30/2015

3.1	Amended and Restated Certificate of Formation of Caesars Growth Properties Holdings, LLC, dated May 5, 2014.	—	10-Q	6/30/2015	3.1	6/30/2015

3.2	Operating Agreement of Caesars Growth Properties Holdings, LLC, dated February 21, 2014.	—	S-4	—	3.2	3/30/2015

4.1	Indenture, dated as of April 17, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and U.S. Bank National Association, as trustee, relating to the 9.375% Second-Priority Senior Secured Notes due 2022 (Incorporated by reference to exhibit 4.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on April 17, 2014).	—	S-4	—	4.1	3/30/2015

4.2	First Supplemental Indenture, dated as of April 25, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	—	S-4	—	4.2	3/30/2015

4.3	Registration Rights Agreement, dated as of April 17, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers (Incorporated by reference to exhibit 4.2 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on April 17, 2014).	—	S-4	—	4.3	3/30/2015

4.4	Joinder Agreement to Registration Rights Agreement, dated as of April 25, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and the other parties thereto.	—	S-4	—	4.4	3/30/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.5	Second Supplemental Indenture, dated as of March 30, 2015, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	—	S-4	—	4.5	3/30/2015

4.6	First Supplemental Indenture, dated as of April 25, 2014, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	—	10-K	12/31/2015	4.2	2/26/2016

4.7	Joinder Agreement to Registration Rights Agreement, dated as of April 25, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and the other parties thereto.	—	10-K	12/31/2015	4.3	2/26/2016

4.8	Second Supplemental Indenture, dated as of March 30, 2015, among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	—	10-K	12/31/2015	4.4	2/26/2016

4.9	Registration Rights Agreement, dated as of April 17, 2014, by and among Caesars Growth Properties Holdings, LLC, Caesars Growth Properties Finance, Inc. and Citigroup Global Markets Inc., as representative of the initial purchasers.	—	8-K	0	4.2	4/17/2014

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
		—	S-4	—	10.5	3/30/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.6	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah's New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on March 3, 2014).	—	S-4	—	10.6	3/30/2015

10.7	First Amendment to Transaction Agreement, dated May 5, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah's New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company, Caesars Growth Partners, LLC (Incorporated by reference to exhibit 2.1 filed with the Caesars Acquisition Company's Current Report on Form 8-K filed on May 6, 2014).	—	S-4	—	10.7	3/30/2015

10.8	Credit Agreement, dated November 2, 2012, by and among Caesars Entertainment Corporation, Corner Investment Propco, LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K*	—	10.6	5/6/2014

10.9	Management Agreement, dated as of February 19, 2010, between PHW Las Vegas LLC and PHW Manager, LLC.	—	S-1/A*	—	10.9	8/12/2013

10.10	Management Agreement, dated May 5, 2014, by and between The Quad Manager, LLC, 3535 LV NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K*	—	10.2	5/6/2014

10.11	Management Agreement, dated May 5, 2014, by and between Cromwell Manager, LLC, Corner Investment Company, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K*	—	10.1	5/6/2014

10.12	Management Agreement, dated May 5, 2014, by and between Bally's Las Vegas Manager, LLC, Parball NewCo, LLC, and solely for purposes of Article VII and Sections 16.1.2, 17.5.5, 17.7.3, 17.7.4, 17.7.5, 18.3 and 19.2, Caesars License Company, LLC.	—	8-K*	—	10.3	5/6/2014

21	List of Subsidiaries.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

** 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

** 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Gaming Regulation Overview.	X

101
The following financial statements from the Company's Form 10-K as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Combined and Consolidated Statements of Operations and Comprehensive Income/(Loss), (iii) Combined and Consolidated Statements of Stockholder's Equity, (iv) Combined and Consolidated Statements of Cash Flows, (v) Notes to Combined and Consolidated Financial Statements.
X

*	Filed by Caesars Acquisition Company.

**	Furnished herewith.

Schedule II
CAESARS GROWTH PROPERTIES HOLDINGS, LLC
COMBINED AND CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Year	Charged to Income	Charge-offs Less Recoveries	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2016	$8.8	$3.7	$(6.3)	$6.2
Year ended December 31, 2015	$8.3	$2.0	$(1.5)	$8.8
Year ended December 31, 2014	$8.4	$1.6	$(1.7)	$8.3

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
	By:	Caesars Growth Properties Parent, LLC
its managing member
	By:	Caesars Growth Partners, LLC
its managing member
	By:	Caesars Acquisition Company
its managing member
February 14, 2017	By:	/S/ MITCH GARBER
Mitch Garber
President and Chief Executive Officer of Caesars Acquisition Company, its managing member
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCH GARBER	President and Chief Executive Officer, Caesars Acquisition Company	February 14, 2017
Mitch Garber	(Principal Executive Officer)

/s/ CRAIG ABRAHAMS	Chief Financial Officer, Caesars Acquisition Company	February 14, 2017
Craig Abrahams	(Principal Financial Officer)

/s/ TROY J. VANKE	Chief Accounting Officer, Caesars Acquisition Company	February 14, 2017
Troy J. Vanke	(Principal Accounting Officer)

/s/ MARC BEILINSON	Director, Caesars Acquisition Company	February 14, 2017
Marc Beilinson

/s/ PHILIP ERLANGER	Director, Caesars Acquisition Company	February 14, 2017
Philip Erlanger

/s/ DHIREN FONSECA	Director, Caesars Acquisition Company	February 14, 2017
Dhiren Fonseca

/s/ DON KORNSTEIN	Director, Caesars Acquisition Company	February 14, 2017
Don Kornstein

Director, Caesars Acquisition Company
Karl Peterson

/s/ MARC ROWAN	Director, Caesars Acquisition Company	February 14, 2017
Marc Rowan

/s/ DAVID SAMBUR	Director, Caesars Acquisition Company	February 14, 2017
David Sambur