Form 10-Q
period 2017-03-31
Caesars Growth Properties Holdings, LLC
filed 2017-05-02
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$182.8	$164.6
Receivables, net of allowance for doubtful accounts of $6.5 and $6.2, respectively	52.4	44.3
Restricted cash	3.6	2.6
Prepayments and other current assets	32.8	28.8
Total current assets	271.6	240.3
Land, property and equipment, net	2,202.2	2,202.8
Investment in Caesars Enterprise Services, LLC	28.6	29.1
Goodwill	214.1	214.1
Intangible assets other than goodwill, net	75.6	79.4
Prepaid management fees to related parties	174.3	177.1
Deferred charges and other	40.1	41.4
Total assets	$3,006.5	$2,984.2

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$35.3	$38.4
Payables to related parties	28.9	22.1
Accrued expenses	111.7	114.4
Accrued interest payable	29.3	13.9
Current portion of long-term debt	12.2	12.5
Total current liabilities	217.4	201.3
Long-term debt	1,948.8	1,950.0
Deferred credits and other	1.4	1.5
Total liabilities	2,167.6	2,152.8

Commitments and contingencies (Note 12)
Stockholder's equity
Additional paid-in capital	1,357.6	1,356.5
Accumulated deficit	(518.7)	(525.1)
Total stockholder's equity	838.9	831.4
Total liabilities and stockholder's equity	$3,006.5	$2,984.2
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2017	2016
Revenues
Casino	$179.0	$183.1
Food and beverage	64.0	65.1
Rooms	93.6	93.0
Other	49.0	45.1
Less: casino promotional allowances	(46.9)	(51.1)
Net revenues	338.7	335.2

Operating expenses
Direct
Casino	91.4	92.8
Food and beverage	28.6	28.7
Rooms	22.7	22.4
Property, general, administrative and other	95.8	93.4
Management fees to related parties	9.4	9.4
Write-downs, reserves and project opening costs, net of recoveries	5.5	0.2
Depreciation and amortization	38.5	32.2
Total operating expenses	291.9	279.1
Income from operations	46.8	56.1
Interest expense, net of interest capitalized	(40.4)	(43.4)
Income before provision for income taxes	6.4	12.7
Provision for income taxes	—	—
Net income	6.4	12.7
Other comprehensive income, net of income taxes	—	—
Total comprehensive income	$6.4	$12.7
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at January 1, 2016	$1,351.4	$(546.4)	$805.0
Net income	—	12.7	12.7
Stock-based compensation	1.2	—	1.2
Balance at March 31, 2016	$1,352.6	$(533.7)	$818.9

Balance at January 1, 2017	$1,356.5	$(525.1)	$831.4
Net income	—	6.4	6.4
Stock-based compensation	1.1	—	1.1
Balance at March 31, 2017	$1,357.6	$(518.7)	$838.9
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$6.4	$12.7
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	38.5	32.2
Amortization of debt discount and debt issuance costs	2.3	2.2
Stock-based compensation	1.1	1.2
Net change in long-term accounts	3.3	(1.3)
Net change in working capital accounts	4.9	20.8
Cash flows provided by operating activities	56.5	67.8
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(33.7)	(11.9)
Additional investment in Caesars Enterprise Services, LLC	—	(0.7)
Cash flows used in investing activities	(33.7)	(12.6)
Cash flows from financing activities
Proceeds from issuance of debt	—	15.0
Repayments under lending agreements	(3.6)	(48.8)
Cash flows used in financing activities	(3.6)	(33.8)
Net increase in cash, cash equivalents and restricted cash	19.2	21.4
Cash, cash equivalents and restricted cash, beginning of period	167.2	100.7
Cash, cash equivalents and restricted cash, end of period	$186.4	$122.1
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
We have early adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in 2016 and have retrospectively applied the amendments. Prior to the adoption of ASU No. 2016-18, our Consolidated Condensed Statements of Cash Flows reported change in restricted cash as investing activities and excluded restricted cash from cash and cash equivalents beginning and ending balances. Impacts of early adoption on prior period include: increase in cash, cash equivalents, and restricted cash balances as of March 31, 2016 and December 31, 2015 to $122.1 million and $100.7 million, respectively. See the Consolidated Condensed Statements of Cash Flows and Note 13 — Supplemental Cash Flow Information.
We reclassified certain prior period revenue amounts to align with our 2017 reporting presentation within the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three months ended March 31, 2016, $1.9 million was reclassified from Food and beverage revenues to Other revenues. This reclassification did not affect our consolidated condensed total Net revenues, Income from operations, or Net income.
The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the 2017 fiscal year. The accompanying unaudited Consolidated Condensed Financial Statements are prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information and footnotes necessary for complete financial statements in conformity with GAAP. Accordingly, the accompanying unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Note 2 — Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the FASB Accounting Standards Codification ("ASC") and creates a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. The FASB issued several amendments including ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, in April 2016, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, which further clarifies and amends certain guidance in Topic 606 including clarification on accounting for and identifying performance obligations. The FASB also issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, in February 2017 which clarifies and amends certain guidance in Topic 610, Other Income. The ASUs are effective for public business entities for fiscal years beginning after December 15, 2017, and interim reporting periods within that reporting period. Early application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently in the process of our analysis and anticipate this standard will have a material impact on our consolidated financial statements. We expect the most significant impact will be related to the accounting for Caesars Entertainment Operating Company, Inc.'s ("CEOC") customer loyalty program, Total Rewards, and casino promotional allowances.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which primarily affects the accounting for equity investments that do not result in consolidation and are not accounted for under the equity method, presentation of changes in the fair value of financial liabilities measured under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities can early adopt certain provisions of ASU No. 2016-01. We are currently assessing the impact the adoption of this standard will have on our financial statements.
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
Currently, all of our capital leases are set to expire before the initial effective date and will not require any accounting adjustments. Accounting for our operating leases where we are the lessor will remain unchanged. Operating leases, including agreements relating to slot machines, will be recorded on the balance sheet as a right-of-use ("ROU") asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption are still being analyzed. We are in the process of evaluating the full effect the new guidance will have on our financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The same impairment assessment applies to all reporting units including those with zero or negative carrying amounts. A goodwill impairment will represent the excess of a reporting unit's carrying amount over its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in ASU No. 2017-04 should be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principle upon transition is required. For public business entities, the amendments in this ASU are effective for annual or interim goodwill impairments tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to implement the updated guidance when we perform our annual goodwill impairment assessment on October 1, 2017, or earlier, if impairment indicators exist.
Note 3 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

(In millions)	March 31, 2017	December 31, 2016
Land and land improvements	$1,072.7	$1,072.6
Building and improvements	1,175.6	1,165.1
Furniture, fixtures and equipment	466.0	469.1
Construction in progress	48.8	24.2
	2,763.1	2,731.0
Less: accumulated depreciation	(560.9)	(528.2)
Land, property and equipment, net	$2,202.2	$2,202.8
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three months ended March 31, 2017 and 2016, the aggregate depreciation expense was $33.7 million and $27.8 million, respectively.
Amortization expense related to other items included within Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income totaled $1.0 million and $0.7 million, respectively, for the three months ended March 31, 2017 and 2016.
During the three months ended March 31, 2017 and 2016, capital expenditures net of related payables were $33.7 million and $11.9 million, respectively. Significant capital expenditures net of related payables were $21.3 million and $6.3 million, respectively, for Planet Hollywood during the three months ended March 31, 2017 and 2016.
No impairment of property and equipment was recognized by the Company for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income.

Note 4 — Goodwill and Other Intangible Assets
Goodwill was as follows as of March 31, 2017 and December 31, 2016:

(In millions)
Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at December 31, 2016 and March 31, 2017	$214.1
There were no additions or impairment charges to goodwill during the three months ended March 31, 2017 and 2016.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset other than goodwill:

	March 31, 2017				December 31, 2016
(In millions)	Weighted Average Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	4.6	$211.6	$(156.5)	$55.1	$211.6	$(153.4)	$58.2
Gaming rights	7.3	45.8	(25.3)	20.5	45.8	(24.6)	21.2
		$257.4	$(181.8)	$75.6	$257.4	$(178.0)	$79.4
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three months ended March 31, 2017 and 2016, there was $3.8 million and $3.7 million, respectively, of amortization expense. Estimated amortization expense is $11.2 million for the remaining nine months ending December 31, 2017, $15.0 million for each of the three years from 2018 through 2020, $12.2 million for 2021 and $3.1 million for 2022. Total estimated amortization expense for 2023 and thereafter is $4.1 million.
No impairment charges for amortizing intangible assets were recorded for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income.
Note 5 — Accrued Expenses
Accrued expenses consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Deposits and customer funds liability, including advance hotel deposits	$36.5	$38.3
Payroll and other compensation	18.2	25.8
Accrued non-income and non-payroll taxes	12.3	7.6
Chip and token liability	5.0	5.4
Insurance claims and reserves	3.0	3.6
Progressive liability	2.5	2.4
Other accruals	34.2	31.3
	$111.7	$114.4

Note 6 — Debt
The following table presents CGPH outstanding third-party debt as of March 31, 2017 and December 31, 2016.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	March 31, 2017	March 31, 2017	March 31, 2017	December 31, 2016
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)(2)	2019	variable	$—	$—	$—
Caesars Growth Properties Holdings Term Loan (2)	2021	6.25%	1,142.7	1,117.6	1,119.2
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	662.6	662.1
Cromwell Credit Facility (2)	2019	11.00%	170.9	167.1	167.2
Capital lease obligations	2017	various	—	—	0.1
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	13.7
Other financing obligations	2017	various	—	—	0.2
Total debt			2,002.3	1,961.0	1,962.5
Current portion of total debt			(12.2)	(12.2)	(12.5)
Long-term debt			$1,990.1	$1,948.8	$1,950.0
_________________________
(1) Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 5.00%.
(2) See Note 16 — Subsequent Event.
As of March 31, 2017, the face value of CGPH's annual maturities of outstanding third-party debt were as follows:

(In millions) Year	Annual Maturity of Outstanding Third-Party Debt
Remainder of 2017	$9.2
2018	12.1
2019	183.1
2020	12.2
2021	1,099.1
2022	675.5
Thereafter	11.1
Total outstanding third-party debt	$2,002.3
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
The Credit Agreement provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of March 31, 2017, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
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
As of March 31, 2017 and December 31, 2016, the book value of the CGPH Term Loan was presented net of the unamortized discount of $21.4 million and $22.5 million, respectively, and net of unamortized debt issuance costs of $3.7 million and $3.9 million, respectively. The effective interest rate was 6.87% as of both March 31, 2017 and December 31, 2016.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted as defined. As of March 31, 2017, CGPH's SSLR was 2.65 to 1.00.
As of March 31, 2017 and December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee.
As of March 31, 2017 and December 31, 2016, the book value of the 2022 Notes was presented net of the unamortized discount of $10.9 million and $11.3 million, respectively, and net of unamortized debt issuance costs of $1.5 million and $1.6 million, respectively. The effective interest rate was 9.84% as of both March 31, 2017 and December 31, 2016.
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
As of March 31, 2017 and December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
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
As of March 31, 2017 and December 31, 2016, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $2.7 million and $3.0 million, respectively, and net of unamortized debt issuance costs of $1.1 million and $1.2 million, respectively. The effective interest rate was 11.93% as of both March 31, 2017 and December 31, 2016.
The Cromwell Credit Facility also contains certain affirmative and negative covenants and requires PropCo to maintain a SSLR of no more than 5.25 to 1.00 during the first quarter of 2016, which is the ratio of PropCo's first lien senior secured net debt to consolidated PropCo EBITDA. The SSLR from the second quarter of 2016 through the first quarter of 2017 may not exceed 5.00 to 1.00. The SSLR beginning in the second quarter of 2017 and for each fiscal quarter thereafter may not exceed 4.75 to 1.00. As of March 31, 2017, PropCo's SSLR was 4.65 to 1.00.
The Cromwell Credit Facility allows the right to cure provided that (i) in each eight-fiscal-quarter period there shall be no more than five fiscal quarters in which the cure right is exercised and (ii) the cure right may not be exercised in any fiscal quarter that immediately follows two consecutive fiscal quarters in which it was exercised.
As of March 31, 2017 and December 31, 2016, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
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
Note 7 — Financial Instruments
Restricted Cash
As of March 31, 2017 and December 31, 2016, the Company had $3.6 million and $2.6 million, respectively, of restricted cash related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
Investment in CES
Investment in CES, further described in Note 14 — Related Party Transactions, consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary and therefore, we account for our investment using the equity method. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH. Pursuant to capital calls during the three months ended March 31, 2016, CGPH contributed an additional $0.7 million to CES. During the three months ended March 31, 2017, CGPH's investment in CES decreased by $0.5 million due to the allocation of depreciation related to assets in the investment.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.

The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Food and beverage	$22.8	$25.0
Rooms	21.3	23.4
Other	2.8	2.7
	$46.9	$51.1
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Food and beverage	$12.4	$13.8
Rooms	6.2	6.7
Other	1.4	1.6
	$20.0	$22.1
Note 9 — Write-downs, Reserves and Project Opening Costs, Net of Recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Divestitures and abandonments (1)	$5.5	$0.3
Remediation costs	—	0.1
Other	—	(0.2)
	$5.5	$0.2
_________________________
(1) Divestitures and abandonments were primarily comprised of demolition costs related to projects in development.
Note 10 — Income Taxes
CGPH is a disregarded entity for income tax purposes whereby all income or loss is passed through to its parent company, CGP LLC, which is treated as a flow through entity for income tax purposes.
CGPH classifies reserves for tax uncertainties within Deferred credits and other in the Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. CGPH had no reserves for tax uncertainties as of March 31, 2017 or December 31, 2016.
Note 11 — Fair Value Measurements
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

We had no assets or liabilities that were required to be measured at fair value at March 31, 2017 and December 31, 2016.
Items Disclosed at Fair Value
Debt
As of March 31, 2017, our outstanding debt with third parties had an estimated fair value of $2,067.3 million and a book value of $1,961.0 million. As of December 31, 2016, our outstanding debt with third parties had an estimated fair value of $2,076.3 million and a book value of $1,962.5 million.
We calculate the fair value of debt based on borrowing rates available as of March 31, 2017 and December 31, 2016, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Note 12 — Litigation, Contractual Commitments and Contingent Liabilities
CEOC Bondholder Litigation, or Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor indenture trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Delaware Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC, CEOC, CGP LLC, CAC, Caesars Entertainment Resort Properties, LLC ("CERP"), CES, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to the plaintiffs for their attorneys' fees and costs. The only claims against CAC and CGP LLC are for intentional and constructive fraudulent transfer. CAC and CGP LLC believe this lawsuit is without merit and will defend themselves vigorously. A motion to dismiss this action was filed by CEC and other defendants in September 2014, and the motion was argued in December 2014. During the pendency of its Chapter 11 bankruptcy proceedings, the action has been automatically stayed with respect to CEOC. The motion to dismiss with respect to CEC was denied on March 18, 2015. In a Verified Supplemental Complaint filed on August 3, 2015, the plaintiff stated that due to CEOC's bankruptcy filing, the continuation of all claims was stayed pursuant to the bankruptcy except for Claims II, III, and X. These are claims against CEC only, for breach of contract in respect of the release of the parent guarantee formerly applicable to the Notes, for declaratory relief in respect of the release of this guarantee, and for violations of the Trust Indenture Act in respect of the release of this guarantee. CEC has informed us that fact discovery in the case is substantially complete, and cross-motions for summary judgment have been filed by the parties. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). On January 26, 2017, the Bankruptcy Court extended the stay to remain in effect until the earlier of (a) the effective date of the plan of reorganization confirmed on January 17, 2017, (b) the termination of any restructuring support agreement with the Official Committee of Second Priority Noteholders (the "Second Lien RSA") or (c) further order of the Bankruptcy Court.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Unsecured Notes due 2016 and 2017 filed suit in federal district court in United States District Court for the Southern District of New York against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Unsecured Notes (on the other hand) impaired their own rights under the Senior Unsecured Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Unsecured Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. Both lawsuits (the "Senior Unsecured Lawsuits") were assigned to the same judge. The claims against CEOC have been automatically stayed during its Chapter 11 bankruptcy proceedings. The court denied a motion to dismiss both lawsuits with respect to CEC. The parties have completed fact discovery with respect to both plaintiffs' claims against CEC. On October 23, 2015, plaintiffs in the Senior Unsecured Lawsuits moved for partial summary judgment, and on December 29, 2015, those motions were denied. On December 4, 2015, plaintiff in the action brought on behalf of holders of CEOC's 6.50% Senior Unsecured Notes moved for class certification and briefing has been completed. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties filed cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of these proceedings (and others). On January 26, 2017, the Bankruptcy Court extended the stay to remain in effect until the earlier of (a) the effective date of the plan of reorganization confirmed on January 17, 2017, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.

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
On March 3, 2015, BOKF filed a lawsuit (the "New York Second Lien Lawsuit") against CEC in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 12.75% Second-Priority Notes. On June 15, 2015, UMB filed a lawsuit (the "New York First Lien Lawsuit") against CEC, also in federal district court in Manhattan, in its capacity as successor trustee for CEOC's 11.25% Senior Secured Notes due 2017, 8.50% Senior Secured Notes due 2020, and 9.00% Senior Secured Notes due 2020. Plaintiffs in these actions allege that CEOC's filing of its voluntary Chapter 11 bankruptcy case constitutes an event of default under the indenture governing these notes, causing all principal and interest to become immediately due and payable, and that CEC is obligated to make those payments pursuant to a parent guarantee provision in the indentures governing these notes that plaintiffs allege are still binding. Both plaintiffs bring claims for violation of the Trust Indenture Act of 1939, breach of contract, breach of duty of good faith and fair dealing and for declaratory relief and BOKF brings an additional claim for intentional interference with contractual relations. The cases were assigned to the same judge presiding over the other Parent Guarantee Lawsuits, as defined below. CEC filed its answer to the BOKF complaint on March 25, 2015, and to the UMB complaint on August 10, 2015. On June 25, 2015, and June 26, 2015, BOKF and UMB, respectively, moved for partial summary judgment, specifically on their claims alleging a violation of the Trust Indenture Act of 1939, seeking both declaratory relief and damages. On August 27, 2015, those motions were denied. The court, on its own motion, certified its order with respect to the interpretation of the Trust Indenture Act for interlocutory appeal to the United

States Court of Appeals for the Second Circuit, and on December 22, 2015, the appellate court denied CEC's motion for leave to appeal. On November 20, 2015, BOKF and UMB again moved for partial summary judgment. Those motions likewise were denied. The judge presiding over these cases thereafter retired, and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule, and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of the New York First Lien Lawsuit and the New York Second Lien Lawsuit (and others). On January 26, 2017, the Bankruptcy Court extended the stay to remain in effect until the earlier of (a) the effective date of the plan of reorganization confirmed on January 17, 2017, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
On October 20, 2015, Wilmington Trust, National Association ("Wilmington Trust"), filed a lawsuit (the "New York Senior Notes Lawsuit" and, together with the Delaware Second Lien Lawsuit, the Delaware First Lien Lawsuit, the Senior Unsecured Lawsuits, the New York Second Lien Lawsuit, and the New York First Lien Lawsuit, the "Parent Guarantee Lawsuits") against CEC in federal district court in Manhattan in its capacity as successor indenture trustee for CEOC's 10.75% Senior Notes due 2016 (the "10.75% Senior Notes"). Plaintiff alleges that CEC is obligated to make payment of amounts due on the 10.75% Senior Notes pursuant to a parent guarantee provision in the indenture governing those notes that plaintiff alleges is still in effect. Plaintiff raises claims for violations of the Trust Indenture Act of 1939, breach of contract, breach of the implied duty of good faith and fair dealing, and for declaratory judgment, and seeks monetary and declaratory relief. CEC filed its answer to the complaint on November 23, 2015. As with the other parent guarantee lawsuits taking place in Manhattan, the judge presiding over these cases retired and a new judge was appointed to preside over these lawsuits. That judge set a new summary judgment briefing schedule and the parties submitted cross-motions for summary judgment which remain pending. On October 5, 2016, the Bankruptcy Court granted CEOC's motion for a stay of this proceeding (and others). On January 26, 2017, the Bankruptcy Court extended the stay to remain in effect until the earlier of (a) the effective date of the plan of reorganization confirmed on January 17, 2017, (b) the termination of the Second Lien RSA or (c) further order of the Bankruptcy Court.
In accordance with the terms of the applicable indentures and as previously disclosed, it is our understanding that CEC believes that it is not subject to the above-described guarantees. As a result, it is our understanding that CEC believes the demands for payment are without merit. The claims against CEOC have been stayed due to the Chapter 11 process and, except as described above, the actions against CEC have been allowed to continue.
We believe that the claims and demands described above against CAC and CGP LLC in the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit are without merit and intend to defend ourselves vigorously. For the Delaware First Lien Lawsuit and Delaware Second Lien Lawsuit, at the present time, we believe it is not probable that a material loss will result from the outcome of these matters. However, given the uncertainty of litigation, we cannot provide assurance as to the outcome of these matters or of the range of reasonably possible losses should the matters ultimately be resolved against us. Should these matters ultimately be resolved through litigation outside of the financial restructuring of CEOC, which such matters we believe would likely be long and protracted, and were a court to find in favor of the claimants in the Delaware First Lien Lawsuit or the Delaware Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
As part of CEOC's bankruptcy proceeding, the Official Committee of Second Priority Noteholders ("Second Priority Noteholders") filed a standing motion in bankruptcy court on May 13, 2016 seeking standing to commence claims on behalf of CEOC's estate. The proposed complaint names as potential defendants CAC, CGP LLC, Caesars Interactive Entertainment, LLC ("CIE", formerly Caesars Interactive Entertainment, Inc.), and CES as well as CEC and CERP among others, and seeks recovery of assets transferred from CEOC. The proposed complaint alleges claims on behalf of CEOC's estate ranging in value from $8.1 billion to $12.6 billion against all defendants, as valued by the Second Priority Noteholders. Of this amount, the Second Priority Noteholders allege potential claims against CAC, CGP LLC, and CIE ranging from $3.7 billion to $7.9 billion, without taking into account any duplicative recovery, based on calculations in an exhibit to the revised disclosure statement filed in the bankruptcy court on May 27, 2016. A hearing on the standing motion was held on October 19, 2016, and the standing motion was continued until January 17, 2017. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the Second Priority Noteholders' standing motion until June 21, 2017.
On October 5, 2016, CEOC announced the execution of, or amendment and restatement of, restructuring support agreements with representatives of all of CEOC's major creditor groups, as well as agreement to the terms of CEOC's third amended plan of reorganization. Included among these was the Second Lien RSA. Pursuant to the terms of the Second Lien RSA, CEOC and the Second Priority Noteholders have agreed to stay certain discovery deadlines and to hold in abeyance various proceedings pending before the bankruptcy court. The Second Priority Noteholders' standing motion, various claim objections and motions to compel will all be held in abeyance until (a) the date on which CEOC and each of the debtors (together with CEOC, the "Debtors") third amended plan becomes effective or (b) seven days after the termination of the Second Lien RSA for any reason, whichever is earlier. The Second Lien RSA further requires the consenting Second Priority Noteholders to vote in favor of the plan.

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
CAC, CIE, CGP LLC, and CGPH believe the above-referenced adversary complaint is without merit and intend to defend it vigorously, including by filing a motion to dismiss at the appropriate time. The status and timing of the adversary proceeding is affected by the Bankruptcy proceedings. On August 10, 2016, CEOC filed an emergency motion seeking, among other relief, to stay the above-referenced adversary proceeding. On August 23, 2016, the bankruptcy court granted the relief requested until the October 19, 2016 omnibus hearing. At the October 19, 2016 omnibus hearing, the bankruptcy court continued the adversary proceeding until the November 16, 2016 omnibus hearing. Following the confirmation of the CEOC restructuring plan on January 17, 2017, the bankruptcy court continued the adversary proceeding until June 21, 2017.
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

On December 23, 2016, the plaintiffs filed a motion to amend their complaint to add claims for the second through eighth quarterly payments of withdrawal liability, which the plaintiffs contended were past due, as well as for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. Also on December 23, 2016, the plaintiffs simultaneously filed a motion for summary judgment against CEC and CERP for payment of the second through eighth quarterly payments of withdrawal liability, for interest, liquidated damages, attorneys' fees and costs, and for injunctive relief requiring the defendants to pay all further quarterly payments as they purportedly became due. The magistrate judge has not yet ruled on these motions.
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the Debtors and its other direct and indirect subsidiaries), the NRF, the NRF's Legacy Plan, the NRF's Trustees, and others entered into a Settlement Agreement (the "NRF Settlement Agreement"). Under the NRF Settlement Agreement, on the effective date of CEOC's plan of reorganization, CEC would pay $45 million to the NRF (the "NRF Payments") in three different baskets: (1) a settlement basket consisting of $10 million as litigation settlement and $5 million for legal fee reimbursement; (2) a contribution basket consisting of $15 million, which sum will grow at 3.1% per year and which, beginning 17.5 years after the plan effective date, will be applied to offset the first $8 million of contributions to the Legacy Plan annually until completely utilized; and (3) a withdrawal liability basket of $15 million, which does not grow, to be applied if there is a partial or complete withdrawal at any time after the plan effective date. Upon the NRF Payments being made, mutual releases will be exchanged between the CEC-affiliated parties and the NRF-affiliated parties to the NRF Settlement Agreement. On March 20, 2017, the Debtors moved for the NRF Settlement Agreement to be approved by the Bankruptcy Court. Litigation among the parties would be stayed upon Bankruptcy Court approval of the Settlement Agreement, and would be dismissed with prejudice once the Debtors' reorganization plan takes effect and the NRF Payments are made. On April 19, 2017, the Bankruptcy Court approved the NRF Settlement Agreement, and the parties have filed joint requests to stay all actions and appeals pending the settlement becoming final.
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
Harrah's New Orleans Operating Agreement
Harrah's New Orleans operates under a casino operating contract with the Louisiana Economic Development and Gaming Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah's New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah's New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah's New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For the three months ended March 31, 2017 and 2016, Harrah's New Orleans paid $14.8 million and $14.9 million, respectively, to the Louisiana Gaming Control Board.

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
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. As of March 31, 2017, Planet Hollywood had future minimum commitments and contingencies of $3.3 million related to the amended ESA.
Insurance Accruals
CGPH's properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 14 — Related Party Transactions for additional information.
Entertainment Commitments
In July 2013, Planet Hollywood entered into a performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform at The AXIS starting in December 2013. The original performance agreement ran through the end of 2015. In September 2015, Planet Hollywood and Ms. Spears entered into a new performance agreement pursuant to which Ms. Spears agreed to continue to perform at The AXIS through December 2017. In November 2015, Planet Hollywood finalized its performance agreement with Jennifer Lopez pursuant to which Ms. Lopez agreed to perform at The AXIS starting in January 2016. The performance agreements with Ms. Spears and Ms. Lopez contain customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. As of March 31, 2017, CGPH's future commitments aggregate to approximately $37.7 million.
Management Fees to Related Party
See Note 14 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah's New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. As a result of these audits, Harrah's New Orleans had accrued $5.6 million at both March 31, 2017 and December 31, 2016.
Note 13 — Supplemental Cash Flow Information
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Condensed Balance Sheets that sum amounts reported in our Consolidated Condensed Statements of Cash Flows.

(In millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$182.8	$164.6
Restricted cash - short-term	3.6	2.6
Total cash, cash equivalents and restricted cash	$186.4	$167.2
Restricted cash is further described in Note 7 — Financial Instruments.

Changes in Working Capital Accounts
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Receivables	$(8.1)	$(1.7)
Prepayments and other current assets	(4.0)	(3.7)
Accounts payable	(2.5)	0.6
Payables to related parties	6.8	5.9
Accrued expenses and interest payable	12.7	19.7
Net change in working capital accounts	$4.9	$20.8
Cash paid for interest for the three months ended March 31, 2017 and 2016 was $23.3 million and $24.4 million, respectively.
Significant non-cash investing activities include construction payable included in Accounts payable in the Consolidated Condensed Balance Sheets of $20.4 million and $2.9 million, respectively, which remained unpaid as of March 31, 2017 and 2016 related to purchases classified as Land, property and equipment, net.
There were no cash payments or refunds related to income taxes during the periods presented herein.
Note 14 — Related Party Transactions
Formation of Caesars Enterprise Services, LLC
CES, a services joint venture among CEOC, CERP, a subsidiary of Caesars Entertainment, and the Company, (together the "Members" and each a "Member") manages our properties and provides us with access to Caesars Entertainment's management expertise, intellectual property, back office services and Total Rewards loyalty program. On October 1, 2014, CES began operations in Nevada, Louisiana and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated enterprise-wide employees. CES also employs personnel under each property's corresponding property management agreement. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages subject to annual review. As a result of an annual review undertaken in September 2015 but effective July 2015, the allocation percentages of CES members, CEOC, CERP and CGPH were revised to 65.4%, 21.8% and 12.8%, respectively. The Company notified CES, CEOC and CERP that it objected to the September 2015 expense allocation but would pay the revised expense allocations under protest and reserved all rights. As a result of an annual review undertaken in August 2016 but effective January 2017, the allocation percentages for CEOC, CERP and CGPH were revised to 62.9%, 22.9% and 14.2%, respectively. The Company notified CES, CEOC and CERP that it objects to the August 2016 expense allocation but will pay the revised expense allocations under protest and reserves all rights.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. Pursuant to capital calls during the three months ended March 31, 2016, CGPH contributed an additional $0.7 million to CES. During the three months ended March 31, 2017, CGPH's investment in CES decreased by $0.5 million due to the allocation of depreciation related to assets in the investment. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
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
Allocated General Corporate Expenses
The Consolidated Condensed Statements of Operations and Comprehensive Income reflects an allocation of both expenses incurred in connection with our shared services agreements and directly billed expenses incurred through Caesars Entertainment and CES. We recorded allocated general corporate expenses and directly billed expenses totaling $34.8 million and $34.2 million, respectively, for the three months ended March 31, 2017 and 2016. The net payable balances for allocated and directly billed expenses are recorded in Payables to related parties in the Consolidated Condensed Balance Sheets.
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
Management Fees
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC and Cromwell Manager, LLC (collectively, the "Property Managers" and individually, a "Property Manager") are wholly-owned indirect subsidiaries of CEOC, and prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell. Fees paid to the Property Managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For both of the three months ended March 31, 2017 and 2016, the fees were $7.6 million. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. As of March 31, 2017 and December 31, 2016, the payable balance related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.4 million and $1.0 million, respectively.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Managers for $138.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During both of the three months ended March 31, 2017 and 2016, the Company recorded amortization in the amount of $2.3 million, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. Additionally, during both of the three months ended March 31, 2017 and 2016, the Company received 50% of the management fees paid in the amount of $3.8 million, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Planet Hollywood Management Fees
PHW Manager, LLC ("PHW Manager") is a wholly-owned subsidiary of CEOC, and prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For both of the three months ended March 31, 2017 and 2016, the fees were $5.6 million. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. As of March 31, 2017 and December 31, 2016, the payable balances related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.1 million and $0.8 million, respectively.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC and the 50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract starting in October 2013. During both of the three months ended March 31, 2017 and 2016, the Company recorded amortization in the amount of $0.5 million, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. Additionally, for both of the three months ended March 31, 2017 and 2016, the Company received 50% of the Planet Hollywood management fee paid in the amount of $2.8 million, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income.

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
Use of Bally's, Harrah's, and LINQ Trademarks
Bally's Las Vegas and Harrah's New Orleans have historically used the Bally's and Harrah's trademarks, which are owned by CEOC. CEOC has not historically charged a royalty fee for the use of these trademarks. Accordingly, no such charges were recorded in the Consolidated Condensed Financial Statements. As discussed above, we entered into a management agreement with CEOC in connection with the acquisition of CGPH's properties, which include The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans, which among other services, includes the use of CEOC-owned trademarks. As discussed in Formation of Caesars Enterprise Services, LLC above, these services were assumed by CES in 2014. The LINQ Hotel & Casino uses its trademark, which is owned by CLC, in connection with this agreement.
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
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which certain employees of the Company may participate. The plan, among other things, provides for pretax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. Caesars Entertainment maintains an employer match of up to $600 per year. The Company's reimbursement for Caesars Entertainment's contribution expense was $1.1 million and $1.0 million, respectively, for the three months ended March 31, 2017 and 2016.
Caesars Entertainment also maintains deferred compensation plans, stock-option plans and an executive supplemental savings plan under which certain employees of CGPH may defer a portion of their compensation. The expenses charged by Caesars Entertainment to CGPH are included in Property, general, administrative and other in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Multiemployer Benefit Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. The Company's reimbursement for Caesars Entertainment's contributions and charges for these plans was $8.5 million and $8.8 million, respectively, for the three months ended March 31, 2017 and 2016. These expenses were included in Property, general, administrative and other in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Equity Incentive Awards
Caesars Entertainment maintains equity incentive award plans in which employees of CGPH may participate. Caesars Entertainment allocates an appropriate amount of cost for these awards to each subsidiary where employees participate. For the three months ended March 31, 2017 and 2016, allocations were $1.1 million and $1.2 million, respectively.

Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly-owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is utilized by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent of approximately $1.3 million per month beginning on January 1, 2014, totaling $3.8 million for each of the three months ended March 31, 2017 and 2016.
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
The tables below present the consolidating condensed financial information as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying unaudited financial information based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
MARCH 31, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$109.4	$—	$45.7	$27.7	$—	$182.8
Receivables, net of allowance for doubtful accounts	—	—	49.5	2.9	—	52.4
Restricted cash	—	—	3.6	—	—	3.6
Prepayments and other current assets	1.6	—	30.0	1.2	—	32.8
Total current assets	111.0	—	128.8	31.8	—	271.6
Land, property and equipment, net	0.8	—	1,958.8	242.6	—	2,202.2
Investment in CES	28.6	—	—	—	—	28.6
Investment in subsidiaries	2,851.8	—	—	—	(2,851.8)	—
Goodwill	—	—	214.1	—	—	214.1
Intangible assets other than goodwill, net	—	—	75.6	—	—	75.6
Prepaid management fees to related parties	—	—	160.6	13.7	—	174.3
Deferred charges and other	1.7	—	38.1	0.3	—	40.1
Total assets	$2,993.9	$—	$2,576.0	$288.4	$(2,851.8)	$3,006.5

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$—	$33.7	$1.6	$—	$35.3
Payables to related parties	25.4	—	3.4	0.1	—	28.9
Accrued expenses	0.1	—	105.1	6.5	—	111.7
Accrued interest payable	26.6	26.4	—	2.7	(26.4)	29.3
Current portion of long-term debt	11.7	—	0.5	—	—	12.2
Total current liabilities	63.8	26.4	142.7	10.9	(26.4)	217.4
Long-term debt	1,768.4	675.0	13.3	167.1	(675.0)	1,948.8
Deferred credits and other	—	—	1.4	—	—	1.4
Total liabilities	1,832.2	701.4	157.4	178.0	(701.4)	2,167.6
Stockholder's equity
Additional paid-in capital	1,357.6	(701.4)	2,286.8	236.6	(1,822.0)	1,357.6
(Accumulated deficit)/retained earnings	(195.9)	—	131.8	(126.2)	(328.4)	(518.7)
Total stockholder's equity	1,161.7	(701.4)	2,418.6	110.4	(2,150.4)	838.9
Total liabilities and stockholder's equity	$2,993.9	$—	$2,576.0	$288.4	$(2,851.8)	$3,006.5

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED MARCH 31, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$167.1	$11.9	$—	$179.0
Food and beverage	—	—	57.2	6.8	—	64.0
Rooms	—	—	90.3	3.3	—	93.6
Other	—	—	46.5	2.5	—	49.0
Less: casino promotional allowances	—	—	(43.8)	(3.1)	—	(46.9)
Net revenues	—	—	317.3	21.4	—	338.7
Operating expenses
Direct
Casino	—	—	84.7	6.7	—	91.4
Food and beverage	—	—	24.8	3.8	—	28.6
Rooms	—	—	21.8	0.9	—	22.7
Property, general, administrative and other	6.1	—	85.2	4.5	—	95.8
Management fees to related parties	—	—	8.9	0.5	—	9.4
Write-downs, reserves and project opening costs, net of recoveries	—	—	5.5	—	—	5.5
Depreciation and amortization	0.5	—	34.1	3.9	—	38.5
Total operating expenses	6.6	—	265.0	20.3	—	291.9
(Loss)/income from operations	(6.6)	—	52.3	1.1	—	46.8
Interest expense, net of interest capitalized	(35.9)	—	0.5	(5.0)	—	(40.4)
Net (loss)/income before gain on interests in subsidiaries	(42.5)	—	52.8	(3.9)	—	6.4
Income on interests in subsidiaries	48.9	—	—	—	(48.9)	—
Net income/(loss)	6.4	—	52.8	(3.9)	(48.9)	6.4
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$6.4	$—	$52.8	$(3.9)	$(48.9)	$6.4

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
THREE MONTHS ENDED MARCH 31, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total (1)
Revenues
Casino	$—	$—	$172.8	$10.3	$—	$183.1
Food and beverage	—	—	57.8	7.3	—	65.1
Rooms	—	—	89.9	3.1	—	93.0
Other	—	—	42.7	2.4	—	45.1
Less: casino promotional allowances	—	—	(48.2)	(2.9)	—	(51.1)
Net revenues	—	—	315.0	20.2	—	335.2
Operating expenses
Direct
Casino	—	—	86.0	6.8	—	92.8
Food and beverage	—	—	24.3	4.4	—	28.7
Rooms	—	—	21.5	0.9	—	22.4
Property, general, administrative and other	6.1	—	83.2	4.1	—	93.4
Management fees to related parties	—	—	8.9	0.5	—	9.4
Write-downs, reserves and project opening costs, net of recoveries	—	—	0.2	—	—	0.2
Depreciation and amortization	—	—	28.6	3.6	—	32.2
Total operating expenses	6.1	—	252.7	20.3	—	279.1
(Loss)/income from operations	(6.1)	—	62.3	(0.1)	—	56.1
Interest expense, net of interest capitalized	(36.9)	—	(1.3)	(5.2)	—	(43.4)
Net (loss)/income before gain on interests in subsidiaries	(43.0)	—	61.0	(5.3)	—	12.7
Income on interests in subsidiaries	55.7	—	—	—	(55.7)	—
Net income/(loss)	12.7	—	61.0	(5.3)	(55.7)	12.7
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Total comprehensive income/(loss)	$12.7	$—	$61.0	$(5.3)	$(55.7)	$12.7
_________________________

(1)
For the three months ended March 31, 2016, $1.9 million was reclassified from Food and beverage revenues to Other revenues in order to align with our 2017 reporting presentation. See Basis of Presentation in Note 1 — Description of Business and Basis of Presentation.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows provided by operating activities	$35.5	$—	$74.4	$1.0	$(54.4)	$56.5
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(0.8)	—	(31.2)	(1.7)	—	(33.7)
Investment in subsidiaries	(2.1)	—	—	—	2.1	—
Cash flows used in investing activities	(2.9)	—	(31.2)	(1.7)	2.1	(33.7)
Cash flows from financing activities
Repayments under lending agreements	(3.0)	—	(0.2)	(0.4)	—	(3.6)
Transactions with parents and affiliates	—	—	(54.5)	2.2	52.3	—
Cash flows (used in)/provided by financing activities	(3.0)	—	(54.7)	1.8	52.3	(3.6)
Net increase/(decrease) in cash, cash equivalents and restricted cash	29.6	—	(11.5)	1.1	—	19.2
Cash, cash equivalents and restricted cash, beginning of period	79.8	—	60.8	26.6	—	167.2
Cash, cash equivalents and restricted cash, end of period	$109.4	$—	$49.3	$27.7	$—	$186.4

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)	Subsidiary Non-Guarantors (1)	Consolidating / Eliminating Adjustments	Total (1)
Cash flows provided by/(used in) operating activities	$64.4	$—	$85.4	$(1.2)	$(80.8)	$67.8
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(11.4)	(0.5)	—	(11.9)
Investment in subsidiaries	(2.6)	—	—	—	2.6	—
Additional investment in CES	(0.7)	—	—	—	—	(0.7)
Cash flows used in investing activities	(3.3)	—	(11.4)	(0.5)	2.6	(12.6)
Cash flows from financing activities
Proceeds from issuance of long-term debt	15.0	—	—	—	—	15.0
Repayments under lending agreements	(48.0)	—	(0.6)	(0.2)	—	(48.8)
Transactions with parents and affiliates	—	—	(80.7)	2.5	78.2	—
Cash flows (used in)/provided by financing activities	(33.0)	—	(81.3)	2.3	78.2	(33.8)
Net increase/(decrease) in cash, cash equivalents and restricted cash	28.1	—	(7.3)	0.6	—	21.4
Cash, cash equivalents and restricted cash, beginning of period	21.0	—	62.1	17.6	—	100.7
Cash, cash equivalents and restricted cash, end of period	$49.1	$—	$54.8	$18.2	$—	$122.1
_________________________

(1)
We have early adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, during the year ended December 31, 2016. In total, Restricted cash balances of $2.6 million have been included in both Cash, cash equivalents and restricted cash, beginning of period and Cash, cash equivalents and restricted cash, end of period. For Subsidiary Guarantors, Restricted cash balances of $2.6 million have been included in both Cash, cash equivalents and restricted cash, beginning of period and Cash, cash equivalents and restricted cash, end of period. See Basis of Presentation in Note 1 — Description of Business and Basis of Presentation.

Note 16 — Subsequent Event
On April 27, 2017, CGPH entered into an Incremental Assumption Agreement and Amendment No. 1 (the "Loan Amendment"), by and among CGPH, Caesars Growth Properties Parent, LLC ("CGPP"), the other loan parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"). The Loan Amendment amends the First Lien Credit Agreement, dated as of May 8, 2014, among CGPH, CGPP, the lenders party thereto and the Administrative Agent (the "First Lien Credit Agreement").
Among other things, the Loan Amendment (a) provides for an increase of CGPH's existing term loan facility by $175 million to approximately $1.3 billion (the "Term Facility") and (b) reduced the interest rate margins applicable to the Term Facility and CGPH's existing $150 million revolving credit facility.
The Loan Amendment provides that the proceeds of the $175 million increase of the Term Facility will be held in escrow until the receipt of all required regulatory approvals, at which time the escrowed proceeds will be released to repay the property specific term loan encumbering The Cromwell, but no earlier than May 3, 2017. At such time, The Cromwell will become part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries) and its assets will be pledged as collateral for both the CGPH $1.175 billion term loan and the CGPH $675 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022. If such approvals are not obtained by July 26, 2017, such $175 million of proceeds will be repaid and The Cromwell's property specific term loan will remain outstanding.

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
Operating Results

	Three Months Ended March 31,
(In millions)	2017	2016	Change
Net revenues	$338.7	$335.2	$3.5
Income from operations	46.8	56.1	(9.3)
Net income	6.4	12.7	(6.3)
Adjusted EBITDA(1)	93.4	90.6	2.8
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
Casino Properties and Developments revenues were impacted primarily by the following:

•	Lower casino revenues at Harrah's New Orleans due to unfavorable volume and hold when compared to the prior year.

•	This decrease was partially offset by increased other revenues due to continued expansion of entertainment options; and

•	Increased casino revenues at Planet Hollywood and The Cromwell due to positive variance in gross hold when compared to the prior year.
Net revenues for three months ended March 31, 2017 increased by $3.5 million, or 1.0%, when compared with the same period in 2016. Total trips remained consistent during the three months ended March 31, 2017 when compared to the same period in 2016. Gross casino hold was 11.5% for the three months ended March 31, 2017 and 2016. Cash average daily room rates for the three months ended March 31, 2017 increased to $147, or 8.1%, when compared to $136 for the same period in 2016. Average daily occupancy was 93.5% for the three months ended March 31, 2017 and 93.7% for the same period in 2016. Revenue per available room ("RevPar") for the three months ended March 31, 2017 and 2016 was $133 and $125, respectively, or an increase of 6.4%.
Income from operations for the three months ended March 31, 2017 decreased by $9.3 million, or 16.6%, when compared with the same period in 2016, and Net income for the three months ended March 31, 2017 decreased by $6.3 million, or 49.6%, compared with the same period in 2016. The decreases in income from operations was primarily due to an increase in depreciation expense at Planet Hollywood resulting from the acceleration of depreciation and asset write downs for assets that will be replaced as a result of renovations partially offset by the increase in revenues discussed above. Adjusted EBITDA for the three months ended March 31, 2017 increased by $2.8 million, or 3.1%, as compared with the same period in 2016 primarily due to the income impact of increased revenues.

Incentives are often provided for customers to stay and play at our properties. Incentives are provided to customers based on a number of factors such as marketing plans, competitive factors, economic conditions and regulations. These incentives come in a variety of different forms including free and discounted products, gaming credits, food and beverage credits, hotel room credits, and other forms. The retail value of accommodations, food and beverage credits and other services furnished to casino guests is included in gross revenue and then deducted as promotional allowances. Hence, net revenues as discussed above include all promotional allowances. We believe our allocation of promotional allowances to be within industry standards and appropriate for our brands and competitive environment.
Other Factors Affecting Net Income
Interest Expense, Net of Interest Capitalized
The debt agreements captioned in the following table are defined in Note 6 — Debt of the Consolidated Condensed Financial Statements in this report. The table below summarizes our Interest expense, net of interest capitalized as it relates to these agreements:

	Three Months Ended March 31,
(In millions)	2017	2016	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(35.9)	$(36.9)	$1.0
Cromwell Credit Facility	(5.0)	(5.2)	0.2
Other interest income/(expense), including capitalized interest	0.5	(1.3)	1.8
Interest expense, net of interest capitalized	$(40.4)	$(43.4)	$3.0
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

	Three Months Ended March 31,
(In millions)	2017	2016
Net income	$6.4	$12.7
Interest expense, net of interest capitalized	40.4	43.4
Depreciation and amortization	38.5	32.2
EBITDA	85.3	88.3
Stock-based compensation (1)	1.1	1.2
Write-downs, reserves and project opening costs, net of recoveries (2)	5.5	0.2
Other (3)	1.5	0.9
Adjusted EBITDA	$93.4	$90.6
_________________________

(1)	Amounts represent non-cash stock based compensation expense.

(2)	Amounts include development costs related to the renovation of Planet Hollywood.

(3)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as acquisition and integration costs and severance expense.
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
During the three months ended March 31, 2017 and 2016, capital expenditures net of related payables were $33.7 million and $11.9 million, respectively, primarily related to renovations at Planet Hollywood. Significant capital expenditures net of related payables include $21.3 million and $6.3 million, respectively, for Planet Hollywood during the three months ended March 31, 2017 and 2016.
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
As of March 31, 2017 and December 31, 2016, we had $2,002.3 million and $2,006.0 million, respectively, face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the three months ended March 31, 2017 and 2016 was $23.3 million and $24.4 million, respectively.
Our cash and cash equivalents, excluding restricted cash, totaled $182.8 million as of March 31, 2017, compared to $164.6 million as of December 31, 2016. Restricted cash totaled $3.6 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively, related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
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

Capital Resources
The debt agreements included in Capital Resources are defined in Note 6 — Debt in the Consolidated Condensed Financial Statements in this report. The following table presents CGPH outstanding third-party debt as of March 31, 2017 and December 31, 2016.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	March 31, 2017	March 31, 2017	March 31, 2017	December 31, 2016
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)(2)	2019	variable	$—	$—	$—
Caesars Growth Properties Holdings Term Loan (2)	2021	6.25%	1,142.7	1,117.6	1,119.2
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	662.6	662.1
Cromwell Credit Facility (2)	2019	11.00%	170.9	167.1	167.2
Capital lease obligations	2017	various	—	—	0.1
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.7	13.7	13.7
Other financing obligations	2017	various	—	—	0.2
Total debt			2,002.3	1,961.0	1,962.5
Current portion of total debt			(12.2)	(12.2)	(12.5)
Long-term debt			$1,990.1	$1,948.8	$1,950.0
_________________________
(1) Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 5.00%.
(2) See Note 16 — Subsequent Event.
As of March 31, 2017, we are in compliance with all affirmative and negative covenants related to our debt instruments.
See Note 6 — Debt in the Consolidated Condensed Financial Statements in this report for further details.
Other Obligations and Commitments
The table below summarizes CGPH's debt and related interest obligations as of March 31, 2017.

	Payments due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt payable to third parties, face value	$2,002.3	$9.2	$195.2	$1,111.3	$686.6
Estimated interest payments to third parties (1)	737.4	133.8	326.8	239.7	37.1
Total	$2,739.7	$143.0	$522.0	$1,351.0	$723.7
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on projected rates at March 31, 2017.
Off-Balance Sheet Arrangements
CGPH did not have any off-balance sheet arrangements at March 31, 2017 or December 31, 2016.
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

The following table reconciles Net income - Restricted to Adjusted EBITDA - Restricted:

	Three Months Ended March 31,
(In millions)	2017	2016
Net income	$6.4	$12.7
Less: Net loss - Unrestricted	(3.9)	(5.3)
Net income - Restricted	10.3	18.0
Interest expense, net of interest capitalized	35.4	38.2
Depreciation and amortization	34.6	28.6
Stock-based compensation	1.1	1.1
Write-downs, reserves and project opening costs, net of recoveries	5.5	0.2
Other (1)	1.5	0.9
Adjusted EBITDA - Restricted	$88.4	$87.0
_________________________

(1)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA - Restricted but not separately identified, such as acquisition and integration costs and severance expense.

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

•	the effects of any lawsuits against CAC or CGP LLC related to the May 2014 Acquisitions;

•	the adverse effects if extensive governmental regulation and taxation policies, which are applicable to CGPH, are enforced;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGPH's business to reductions in discretionary consumer spending;

•	the changing industry in which CGPH operates;

•	any failure to protect CGPH's trademarks or other intellectual property;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors and operating and market competition, particularly the intense competition CGPH's casino properties face in their respective markets;

•	political and economic uncertainty created by terrorist attacks and other acts of war or hostility; and

•	the other factors set forth under "Risk Factors" in this Form 10-Q or the Company's Annual Report on Form 10‑K for the year ended December 31, 2016.
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
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $12.6 million. At March 31, 2017, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 0.99%. A hypothetical reduction of this rate to zero would have no impact on interest expense for the next twelve months.
CGPH does not purchase or hold any derivative financial instruments for trading purposes.
As of March 31, 2017, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $1,463.5 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
Debt covenant compliance is disclosed in the Liquidity and Capital Resources section above.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, at a reasonable assurance level.
Changes in Internal Controls
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
There have not been any other changes in our internal controls over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to a number of Noteholder Disputes related to various transactions that CEOC has completed since 2010, as well as certain other litigation. See Note 12 — Litigation, Contractual Commitments and Contingent Liabilities for full details of the matters outlined below.
Noteholder Disputes

•	Litigation commenced by Wilmington Savings Fund Society, FSB on August 4, 2014 (the "Delaware Second Lien Lawsuit")

•	Litigation commenced by parties on September 3, 2014 and October 2, 2014 (the "Senior Unsecured Lawsuits")

•	Litigation commenced by UMB Bank on November 25, 2014 (the "Delaware First Lien Lawsuit")

•	Demands for payment made by Wilmington Savings Fund Society, FSB on February 13, 2015 (the "February 13 Notice")

•	Demands for payment made by BOKF, N.A., on February 18, 2015 (the "February 18 Notice")

•	Litigation commenced by BOKF, N.A. on March 3, 2015 (the "New York Second Lien Lawsuit")

•	Litigation commenced by UMB Bank on June 15, 2015 (the "New York First Lien Lawsuit")

•	Litigation commenced by Wilmington Trust, National Association on October 20, 2015 (the "New York Senior Notes Lawsuit")
Other Litigation

•	Litigation commenced by Trustees of the National Retirement Fund in January 2015 ("NRF Litigation")
Item 1A. Risk Factors.
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Incremental Assumption Agreement and Amendment No. 1, by and among Caesars Growth Properties Holdings, LLC ("CGPH"), Caesars Growth Properties Parent, LLC ("CGPP "), the other loan parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, amending the First Lien Credit Agreement, dated as of May 8, 2014, among CGPH, CGPP, the lenders party thereto and the Administrative Agent (the "First Lien Credit Agreement").	—	8-K	—	10.1	04/28/17

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

* 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

* 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101
The following financial statements from the Company's Form 10-Q as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016 formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations and Comprehensive Income, (iii) Consolidated Condensed Statements of Stockholder's Equity, (iv) Consolidated Condensed Statements of Cash Flows, (v) Notes to Consolidated Condensed Financial Statements.
X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

	By:	Caesars Growth Properties Parent, LLC
its managing member

	By:	Caesars Growth Partners, LLC
its managing member

	By:	Caesars Acquisition Company
its managing member

May 2, 2017	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer of Caesars Acquisition Company, its managing member