Form 10-Q
period 2017-06-30
Caesars Growth Properties Holdings, LLC
filed 2017-08-03
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$191.3	$164.6
Receivables, net of allowance for doubtful accounts of $6.5 and $6.2, respectively	51.3	44.3
Restricted cash	2.6	2.6
Prepayments and other current assets	28.1	28.8
Total current assets	273.3	240.3
Land, property and equipment, net	2,203.8	2,202.8
Investment in Caesars Enterprise Services, LLC	28.1	29.1
Goodwill	214.1	214.1
Intangible assets other than goodwill, net	71.9	79.4
Prepaid management fees to related parties	171.5	177.1
Deferred charges and other	38.9	41.4
Total assets	$3,001.6	$2,984.2

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$27.3	$38.4
Payables to related parties	29.9	22.1
Accrued expenses	114.5	114.4
Accrued interest payable	10.8	13.9
Current portion of long-term debt	13.6	12.5
Total current liabilities	196.1	201.3
Long-term debt	1,953.9	1,950.0
Deferred credits and other	1.3	1.5
Total liabilities	2,151.3	2,152.8

Commitments and contingencies (Note 12)
Stockholder's equity
Additional paid-in capital	1,358.6	1,356.5
Accumulated deficit	(508.3)	(525.1)
Total stockholder's equity	850.3	831.4
Total liabilities and stockholder's equity	$3,001.6	$2,984.2
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Casino	$188.1	$175.7	$367.1	$358.8
Food and beverage	58.9	61.4	122.9	126.5
Rooms	89.3	91.2	182.9	184.2
Other	55.0	52.5	104.0	97.6
Less: casino promotional allowances	(45.2)	(45.5)	(92.1)	(96.6)
Net revenues	346.1	335.3	684.8	670.5

Operating expenses
Direct
Casino	87.5	84.4	178.9	177.2
Food and beverage	29.1	29.3	57.7	58.0
Rooms	24.2	23.8	46.9	46.2
Property, general, administrative and other	99.6	96.9	195.4	190.3
Management fees to related parties	9.6	9.4	19.0	18.8
Write-downs, reserves and project opening costs, net of recoveries	9.1	0.4	14.6	0.6
Depreciation and amortization	33.9	33.4	72.4	65.6
Total operating expenses	293.0	277.6	584.9	556.7
Income from operations	53.1	57.7	99.9	113.8
Interest expense, net of interest capitalized	(39.9)	(41.7)	(80.3)	(85.1)
Interest income	0.8	—	0.8	—
Loss on extinguishment of debt	(4.6)	—	(4.6)	—
Other income, net	1.0	—	1.0	—
Income before provision for income taxes	10.4	16.0	16.8	28.7
Provision for income taxes	—	—	—	—
Net income	10.4	16.0	16.8	28.7
Other comprehensive income	—	—	—	—
Total comprehensive income	$10.4	$16.0	$16.8	$28.7
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at January 1, 2016	$1,351.4	$(546.4)	$805.0
Net income	—	28.7	28.7
Stock-based compensation	3.0	—	3.0
Balance at June 30, 2016	$1,354.4	$(517.7)	$836.7

Balance at January 1, 2017	$1,356.5	$(525.1)	$831.4
Net income	—	16.8	16.8
Stock-based compensation	2.1	—	2.1
Balance at June 30, 2017	$1,358.6	$(508.3)	$850.3
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$16.8	$28.7
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	72.4	65.6
Amortization of debt discount and debt issuance costs	4.7	4.5
Loss on extinguishment of debt	4.6	—
Stock-based compensation	2.1	3.0
Net change in long-term accounts	6.7	2.4
Debt issuance costs and fees write-off	2.9	—
Net change in working capital accounts	(2.6)	5.2
Other	(1.0)	0.3
Cash flows provided by operating activities	106.6	109.7
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(73.3)	(29.4)
Additional investment in Caesars Enterprise Services, LLC	—	(0.7)
Cash flows used in investing activities	(73.3)	(30.1)
Cash flows from financing activities
Proceeds from issuance of debt	226.0	15.0
Debt issuance costs and fees	(3.7)	—
Repayments under lending agreements	(228.9)	(68.7)
Cash flows used in financing activities	(6.6)	(53.7)
Net increase in cash, cash equivalents and restricted cash	26.7	25.9
Cash, cash equivalents and restricted cash, beginning of period	167.2	100.7
Cash, cash equivalents and restricted cash, end of period	$193.9	$126.6
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
The unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.
We have early adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in 2016 and have retrospectively applied the amendments. Prior to the adoption of ASU No. 2016-18, our Consolidated Condensed Statements of Cash Flows reported change in restricted cash as investing activities and excluded restricted cash from cash and cash equivalents beginning and ending balances. Impacts of early adoption on prior period include: increase in cash, cash equivalents, and restricted cash balances as of June 30, 2016 and December 31, 2015 to $126.6 million and $100.7 million, respectively. See the Consolidated Condensed Statements of Cash Flows and Note 13 — Supplemental Cash Flow Information.
We reclassified certain prior period revenue amounts to align with our 2017 reporting presentation within the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three and six months ended June 30, 2016, $1.5 million and $3.4 million, respectively, was reclassified from Food and beverage revenues to Other revenues. This reclassification did not affect our consolidated condensed total Net revenues, Income from operations, or Net income.
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
We are currently in the process of our analysis and anticipate this standard will have a material effect on our consolidated financial statements. As described below, we expect the most significant effect will be related to the accounting for Caesars Entertainment Operating Company, Inc.'s ("CEOC") customer loyalty program, Total Rewards, and casino promotional allowances. However, the quantitative effects of these changes have not yet been determined and are still being analyzed.
The Total Rewards customer loyalty program impacts revenues from our four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Currently, we estimate the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as "breakage"), based upon the cost of historical redemptions. Upon adoption of the new guidance, Reward Credits will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed. This will result in a portion of casino revenues being recorded as deferred revenue and being recognized as revenue in a future period when the Reward Credits are redeemed, and the revenue will be classified according to the good or service for which the Reward Credits were redeemed (e.g., a hotel room).
Additionally, we expect to see a significant decrease in gaming revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation. For example, when a casino customer is given a complimentary room, we will be required to allocate a portion of the casino revenue earned from the customer to rooms revenue based on the standalone selling price of the room.
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
Note 3 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

(In millions)	June 30, 2017	December 31, 2016
Land and land improvements	$1,072.7	$1,072.6
Building and improvements	1,184.2	1,165.1
Furniture, fixtures and equipment	518.3	469.1
Construction in progress	25.9	24.2
	2,801.1	2,731.0
Less: accumulated depreciation	(597.3)	(528.2)
Land, property and equipment, net	$2,203.8	$2,202.8
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three months ended June 30, 2017 and 2016, the aggregate depreciation expense was $29.1 million and $28.9 million, respectively. For the six months ended June 30, 2017 and 2016, the aggregate depreciation expense was $62.8 million and $56.7 million, respectively.
Amortization expense related to other items included within Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income totaled $1.1 million and $0.7 million, respectively, for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, amortization expense was $2.1 million and $1.4 million, respectively.
During the three months ended June 30, 2017 and 2016, capital expenditures net of related payables were $39.6 million and $17.5 million, respectively. Significant capital expenditures net of related payables were $15.2 million and $9.6 million, respectively, for Planet Hollywood during the three months ended June 30, 2017 and 2016.
During the six months ended June 30, 2017 and 2016, capital expenditures net of related payables were $73.3 million and $29.4 million, respectively. Significant capital expenditures net of related payables were $36.5 million and $15.9 million, respectively, for Planet Hollywood during the six months ended June 30, 2017 and 2016.
No impairment of property and equipment was recognized by the Company for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income.
Note 4 — Goodwill and Other Intangible Assets
Goodwill was as follows as of June 30, 2017 and December 31, 2016:

(In millions)
Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at December 31, 2016 and June 30, 2017	$214.1
There were no additions or impairment charges to goodwill during the six months ended June 30, 2017 and 2016.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset other than goodwill:

	June 30, 2017				December 31, 2016
(In millions)	Weighted Average Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	4.3	$211.6	$(159.5)	$52.1	$211.6	$(153.4)	$58.2
Gaming rights	7.0	45.8	(26.0)	19.8	45.8	(24.6)	21.2
		$257.4	$(185.5)	$71.9	$257.4	$(178.0)	$79.4
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive Income. For the three months ended June 30, 2017 and 2016, there was $3.7 million and $3.8 million, respectively, of amortization expense. For the six months ended June 30, 2017 and 2016, there was $7.5 million of amortization expense in each period. Estimated amortization expense is $7.5 million for the remaining six months ending December 31, 2017, $15.0 million for each of the three years from 2018 through 2020, $12.2 million for 2021 and $3.1 million for 2022. Total estimated amortization expense for 2023 and thereafter is $4.1 million.
No impairment charges for amortizing intangible assets were recorded for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive Income.
Note 5 — Accrued Expenses
Accrued expenses consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Deposits and customer funds liability, including advance hotel deposits	$31.6	$38.3
Payroll and other compensation	25.3	25.8
Accrued non-income and non-payroll taxes	13.6	7.6
Chip and token liability	4.8	5.4
Insurance claims and reserves	3.5	3.6
Progressive liability	2.3	2.4
Other accruals	33.4	31.3
	$114.5	$114.4

Note 6 — Debt
The following table presents CGPH's outstanding third-party debt as of June 30, 2017 and December 31, 2016.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	June 30, 2017	June 30, 2017	June 30, 2017	December 31, 2016
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)	2019	variable	$—	$—	$—
Caesars Growth Properties Holdings Term Loan (2)	2021	variable	1,314.4	1,291.2	1,119.2
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	663.0	662.1
Cromwell Credit Facility (3)	N/A	N/A	—	—	167.2
Capital lease obligations	2017	various	—	—	0.1
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.3	13.3	13.7
Other financing obligations	2017	various	—	—	0.2
Total debt			2,002.7	1,967.5	1,962.5
Current portion of total debt			(13.6)	(13.6)	(12.5)
Long-term debt			$1,989.1	$1,953.9	$1,950.0
_________________________

(1)	Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 3.00%.

(2)	Variable interest rate calculated as LIBOR, subject to a 1.00% floor, plus 3.00%.

(3)	The Cromwell Credit Facility was repaid during the second quarter of 2017.
As of June 30, 2017, the face value of CGPH's annual maturities of outstanding third-party debt were as follows:

(In millions) Year	Annual Maturity of Outstanding Third-Party Debt
Remainder of 2017	$6.6
2018	13.6
2019	13.6
2020	13.6
2021	1,268.7
2022	675.5
Thereafter	11.1
Total outstanding third-party debt	$2,002.7
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
On April 27, 2017, CGPH entered into an Incremental Assumption Agreement and Amendment No. 1 (the "Loan Amendment"), by and among CGPH, Caesars Growth Properties Parent, LLC ("CGPP"), the other loan parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent. The Loan Amendment amends the First Lien Credit Agreement, dated as of May 8, 2014, among CGPH, CGPP, the lenders party thereto and the Administrative Agent (the "First Lien Credit Agreement").
Among other things, the Loan Amendment (a) provides for an increase of CGPH's existing term loan facility by $175.0 million to approximately $1.3 billion (the "Term Facility") and (b) reduced the interest rate margins applicable to the Term Facility and CGPH's existing $150.0 million revolving credit facility.
In accordance with the Loan Amendment, the proceeds of the $175.0 million increase of the Term Facility were held in escrow until the receipt of all required regulatory approvals, at which time the escrowed proceeds would be released to repay the property specific term loan encumbering The Cromwell. In June 2017, all required regulatory approvals were received, the escrowed proceeds were released and the property specific term loan encumbering The Cromwell was repaid. The Cromwell became part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries) and its assets are pledged as collateral for both the CGPH $1.3 billion term loan and the CGPH $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022.
The Credit Agreement provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of June 30, 2017, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
Through April 26, 2017, borrowings under the CGPH Term Loan bear interest at a rate equal to, at the Borrower's option, either (a) the LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a floor of 1.00% in the case of term loans or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by the Administrative Agent under the Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 5.25% per annum for LIBOR loans and 4.25% per annum for base rate loans, subject to step downs with respect to the revolving loans based on CGPH's senior secured leverage ratio ("SSLR"). As of April 27, 2017, borrowings under the CGPH Term Loan bear interest at a rate equal to LIBOR rate, subject to a floor of 1.00%, plus 3.00% per annum with a reduction to LIBOR, subject to a floor of 1.00%, plus 2.75% upon the achievement of certain leverage ratios. In addition, on a quarterly basis, CGPH is required to pay each lender under the Revolving Credit Facility a commitment fee in respect of any unused commitments under the Revolving Credit Facility, which is subject to a leverage based pricing grid. CGPH is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer's customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of June 30, 2017 and December 31, 2016, the book value of the CGPH Term Loan was presented net of the unamortized discount of $19.3 million and $22.5 million, respectively, and net of unamortized debt issuance costs of $3.9 million in each period. The effective interest rates were 4.73% and 6.87%, respectively, as of June 30, 2017 and December 31, 2016.
The CGPH Term Loan is guaranteed by the Parent and substantially all material, domestic wholly-owned subsidiaries of CGPH (subject to exceptions), and is secured by a pledge of the equity interest of CGPH directly held by the Parent and substantially all of the existing and future property and assets of CGPH and the subsidiary guarantors (subject to exceptions).
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted as defined. As of June 30, 2017, CGPH's SSLR was 2.83 to 1.00.
As of June 30, 2017, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood, The LINQ Hotel & Casino and The Cromwell were pledged as collateral for the CGPH Term Loan. As of December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee.
As of June 30, 2017 and December 31, 2016, the book value of the 2022 Notes was presented net of the unamortized discount of $10.5 million and $11.3 million, respectively, and net of unamortized debt issuance costs of $1.5 million and $1.6 million, respectively. The effective interest rate was 9.84% as of both June 30, 2017 and December 31, 2016.
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
As of June 30, 2017, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood, The LINQ Hotel & Casino and The Cromwell were pledged as collateral for the 2022 Notes. As of December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
Intercreditor Agreement and Collateral Agreements
On May 20, 2014, intercreditor and collateral agreements were entered into which establish the subordination of the liens securing the 2022 Notes to the liens securing first priority lien obligations and secures the payment and performance when due of all of the obligations under the 2022 Notes and the $1.45 billion senior secured credit facilities (the "Senior Secured Credit Facilities"), which consist of the CGPH Term Loan and the Revolving Credit Facility, the related guarantees and the security documents. Subject to the terms of the security documents, CGPH and the subsidiary guarantors have the right to remain in possession and retain exclusive control of the collateral securing the 2022 Notes and the Senior Secured Credit Facilities (other than certain assets and obligations), to freely operate the collateral and to collect, invest and dispose of any income therefrom.
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
In accordance with the Loan Amendment, in June 2017, the property specific term loan encumbering The Cromwell was repaid and CGPH recognized a $3.6 million loss extinguishment included in Loss on extinguishment of debt within the Consolidated Condensed Statements of Operations and Comprehensive Income.
As of December 31, 2016, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.0 million and net of unamortized debt issuance costs of $1.2 million. The effective interest rate was 11.93% as of December 31, 2016.
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
Note 7 — Financial Instruments
Restricted Cash
As of both June 30, 2017 and December 31, 2016, the Company had $2.6 million of restricted cash related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
Investment in CES
Investment in CES, further described in Note 14 — Related Party Transactions, consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary and therefore, we account for our investment using the equity method. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH. During the three and six months ended June 30, 2017, CGPH's investment in CES decreased by $0.5 million and $1.0 million, respectively, due to the allocation of depreciation related to assets in the investment. Pursuant to capital calls during the six months ended June 30, 2016, CGPH contributed an additional $0.7 million to CES. During the three months ended June 30, 2016, CGPH's investment in CES decreased by $0.3 million due to the allocation of depreciation related to assets in the investment.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.
The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$20.9	$22.3	$43.7	$47.3
Rooms	20.9	20.6	42.2	44.0
Other	3.4	2.6	6.2	5.3
	$45.2	$45.5	$92.1	$96.6
The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$12.1	$12.7	$24.5	$26.5
Rooms	6.5	6.4	12.7	13.1
Other	1.9	1.5	3.3	3.1
	$20.5	$20.6	$40.5	$42.7
Note 9 — Write-downs, Reserves and Project Opening Costs, Net of Recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Divestitures and abandonments (1)	$9.0	$0.1	$14.5	$0.4
Efficiency projects	—	0.2	—	0.2
Remediation costs	0.1	0.1	0.1	0.2
Other	—	—	—	(0.2)
	$9.1	$0.4	$14.6	$0.6
_________________________
(1) Divestitures and abandonments were primarily comprised of demolition costs related to projects in development.
Note 10 — Income Taxes
CGPH is a disregarded entity for income tax purposes whereby all income or loss is passed through to its parent company, CGP LLC, which is treated as a flow through entity for income tax purposes.
CGPH classifies reserves for tax uncertainties within Deferred credits and other in the Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. CGPH had no reserves for tax uncertainties as of June 30, 2017 or December 31, 2016.

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
We had no assets or liabilities that were required to be measured at fair value at June 30, 2017 and December 31, 2016.
Items Disclosed at Fair Value
Debt
As of June 30, 2017, our outstanding debt with third parties had an estimated fair value of $2,114.7 million and a book value of $1,967.5 million. As of December 31, 2016, our outstanding debt with third parties had an estimated fair value of $2,076.3 million and a book value of $1,962.5 million.
We calculate the fair value of debt based on borrowing rates available as of June 30, 2017 and December 31, 2016, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the Debtors and its other direct and indirect subsidiaries), the NRF, the NRF's Legacy Plan, the NRF's Trustees, and others entered into a Settlement Agreement (the "NRF Settlement Agreement"). Under the NRF Settlement Agreement, on the effective date of CEOC's plan of reorganization, CEC would pay $45 million to the NRF (the "NRF Payments") in three different baskets: (1) a settlement basket consisting of $10 million as litigation settlement and $5 million for legal fee reimbursement; (2) a contribution basket consisting of $15 million, which sum will grow at 3.1% per year and which, beginning 17.5 years after the plan effective date, will be applied to offset the first $8 million of contributions to the Legacy Plan annually until completely utilized; and (3) a withdrawal liability basket of $15 million, which does not grow, to be applied if there is a partial or complete withdrawal at any time after the plan effective date. Upon the NRF Payments being made, mutual releases will be exchanged between the CEC-affiliated parties and the NRF-affiliated parties to the NRF Settlement Agreement. On March 20, 2017, the Debtors moved for the NRF Settlement Agreement to be approved by the Bankruptcy Court. Litigation among the parties would be stayed upon Bankruptcy Court approval of the NRF Settlement Agreement, and would be dismissed with prejudice once the Debtors' reorganization plan takes effect and the NRF Payments are made. On April 19, 2017, the Bankruptcy Court approved the NRF Settlement Agreement, and all actions and appeals have been stayed pending the settlement becoming final.

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
Harrah's New Orleans Operating Agreement
Harrah's New Orleans operates under a casino operating contract with the Louisiana Economic Development and Gaming Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah's New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah's New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah's New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For the three months ended June 30, 2017 and 2016, Harrah's New Orleans paid $15.0 million and $18.8 million, respectively, to the Louisiana Gaming Control Board. For the six months ended June 30, 2017 and 2016, Harrah's New Orleans paid $29.8 million and $33.7 million, respectively, to the Louisiana Gaming Control Board.
CEOC PropCo Call Right Agreement
After the CEOC restructuring, CEOC PropCo will have a call right for up to five years to purchase and leaseback the real property assets associated with Harrah's New Orleans from CGPH for a cash purchase price of ten times the agreed upon annual rent (subject to the terms of the CGPH credit agreement). The initial rent under the agreement will be determined based on a rent-to-earnings before interest, taxes, depreciation, amortization, and rent ("EBITDAR") ratio of 1.00-to-1.67. CEOC PropCo's purchase price will be determined by multiplying Harrah's New Orleans property's initial rent by 10. Given uncertainties around certain underlying financial terms of the call right, and the ability for other properties to be substituted for the Harrah's New Orleans property, the Company has concluded that it is not probable that Harrah's New Orleans will be purchased pursuant to the call right. Therefore, there is no liability to record by CGPH as of June 30, 2017 associated with this future call right.
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. As of June 30, 2017, Planet Hollywood had future minimum commitments and contingencies of $3.0 million related to the amended ESA.

Insurance Accruals
CGPH's properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 14 — Related Party Transactions for additional information.
Entertainment Commitments
In July 2013, Planet Hollywood entered into a performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform at The AXIS starting in December 2013. The original performance agreement ran through the end of 2015. In September 2015, Planet Hollywood and Ms. Spears entered into a new performance agreement pursuant to which Ms. Spears agreed to continue to perform at The AXIS through December 2017. In November 2015, Planet Hollywood finalized its performance agreement with Jennifer Lopez pursuant to which Ms. Lopez agreed to perform at The AXIS starting in January 2016. The performance agreements with Ms. Spears and Ms. Lopez contain customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. As of June 30, 2017, CGPH's future commitments aggregate to approximately $28.6 million.
Management Fees to Related Party
See Note 14 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah's New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. As a result of these audits, Harrah's New Orleans had accrued $6.2 million and $5.6 million, respectively, at June 30, 2017 and December 31, 2016.
Note 13 — Supplemental Cash Flow Information
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Condensed Balance Sheets that sum amounts reported in our Consolidated Condensed Statements of Cash Flows.

(In millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$191.3	$164.6
Restricted cash - short-term	2.6	2.6
Total cash, cash equivalents and restricted cash	$193.9	$167.2
Restricted cash is further described in Note 7 — Financial Instruments.
Changes in Working Capital Accounts
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Six Months Ended June 30,
(In millions)	2017	2016
Receivables	$(7.0)	$1.6
Prepayments and other current assets	0.3	1.0
Accounts payable	(0.7)	(1.9)
Payables to related parties	7.8	2.9
Accrued expenses and interest payable	(3.0)	1.6
Net change in working capital accounts	$(2.6)	$5.2
Cash paid for interest for the six months ended June 30, 2017 and 2016 was $76.9 million and $79.6 million, respectively.
Significant non-cash investing activities include construction payable included in Accounts payable in the Consolidated Condensed Balance Sheets of $10.6 million and $2.3 million, respectively, which remained unpaid as of June 30, 2017 and 2016 related to purchases classified as Land, property and equipment, net.
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
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. During the three and six months ended June 30, 2017, CGPH's investment in CES decreased by $0.5 million and $1.0 million, respectively, due to the allocation of depreciation related to assets in the investment. Pursuant to capital calls during the six months ended June 30, 2016, CGPH contributed an additional $0.7 million to CES. During the three months ended June 30, 2016, CGPH's investment in CES decreased by $0.3 million due to the allocation of depreciation related to assets in the investment. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
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
Allocated General Corporate Expenses
The Consolidated Condensed Statements of Operations and Comprehensive Income reflects an allocation of both expenses incurred in connection with our shared services agreements and directly billed expenses incurred through Caesars Entertainment and CES. We recorded allocated general corporate expenses and directly billed expenses totaling $36.7 million and $71.5 million, respectively, for the three and six months ended June 30, 2017 and $29.4 million and $63.6 million, respectively, for the three and six months ended June 30, 2016. The net payable balances for allocated and directly billed expenses are recorded in Payables to related parties in the Consolidated Condensed Balance Sheets.
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

Management Fees
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC and Cromwell Manager, LLC (collectively, the "Property Managers" and individually, a "Property Manager") are wholly-owned indirect subsidiaries of CEOC, and prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell. Fees paid to the Property Managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For the three months ended June 30, 2017 and 2016, the fees were $7.8 million and $7.1 million, respectively, and for the six months ended June 30, 2017 and 2016, the fees were $15.4 million and $14.7 million, respectively. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. As of June 30, 2017 and December 31, 2016, the payable balance related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.1 million and $1.0 million, respectively.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Managers for $138.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During both of the three months ended June 30, 2017 and 2016, the Company recorded amortization in the amount of $2.3 million and during both of the six months ended June 30, 2017 and 2016, the Company recorded amortization in the amount of $4.6 million, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. Additionally, during the three months ended June 30, 2017 and 2016, the Company received 50% of the management fees paid in the amount of $3.9 million and $3.5 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company received $7.7 million and $7.3 million, respectively, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Planet Hollywood Management Fees
PHW Manager, LLC ("PHW Manager") is a wholly-owned subsidiary of CEOC, and prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the three months ended June 30, 2017 and 2016, the fees were $5.8 million and $6.1 million, respectively, and for the six months ended June 30, 2017 and 2016, the fees were $11.4 million and $11.7 million, respectively. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. As of June 30, 2017 and December 31, 2016, the payable balances related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.0 million and $0.8 million, respectively.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC and the 50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract starting in October 2013. During both of the three months ended June 30, 2017 and 2016, the Company recorded amortization in the amount of $0.5 million and during both of the six months ended June 30, 2017 and 2016, the Company recorded amortization in the amount of $1.0 million, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income. Additionally, for the three months ended June 30, 2017 and 2016, the Company received 50% of the Planet Hollywood management fee paid in the amount of $2.9 million and $3.1 million, respectively, and during the six months ended June 30, 2017 and 2016, the Company received $5.7 million and $5.9 million, respectively, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Total Rewards Loyalty Program
CEOC's customer loyalty program, Total Rewards, offers incentives to customers from their spending related to on-property entertainment expenses, including gaming, hotel, dining, and retail shopping at our, CEC and CEOC's resort properties located in the U.S. and Canada. Under the program, customers are able to accumulate, or bank, Reward Credits over time that they may redeem at their discretion under the terms of the program. The Reward Credit balance will be forfeited if the customer does not earn a Reward Credit over the prior six-month period. As a result of the ability of the customer to bank the Reward Credits, CEOC estimates the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as "breakage") based upon the cost of historical redemptions. The estimated value of Reward Credits is expensed as the Reward Credits are earned by customers and is included in direct casino expense. The total estimated cost is accrued by

CEOC, with the incremental charges related to our casino properties included in payables to related parties in the accompanying balance sheets.
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
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which certain employees of the Company may participate. The plan, among other things, provides for pre-tax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. Caesars Entertainment maintains an employer match of up to $600 per year. The Company's reimbursement for Caesars Entertainment's contribution expense was $0.4 million and $0.5 million, respectively, for the three months ended June 30, 2017 and 2016, and $1.5 million for both of the six months ended June 30, 2017 and 2016.
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
Multiemployer Benefit Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. The Company's reimbursement for Caesars Entertainment's contributions and charges for these plans was $8.7 million and $8.8 million, respectively, for the three months ended June 30, 2017 and 2016, and $17.2 million and $17.6 million, respectively, for the six months ended June 30, 2017 and 2016. These expenses were included in Property, general, administrative and other in the Consolidated Condensed Statements of Operations and Comprehensive Income.
Equity Incentive Awards
Caesars Entertainment maintains equity incentive award plans in which employees of CGPH may participate. Caesars Entertainment allocates an appropriate amount of cost for these awards to each subsidiary where employees participate. For the three and six months ended June 30, 2017, allocations were $1.0 million and $2.1 million, respectively. For the three and six months ended June 30, 2016, allocations were $1.8 million and $3.0 million, respectively.
Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly-owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is utilized by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent of approximately $1.3 million per month beginning on January 1, 2014, totaling $3.8 million for both of the three months ended June 30, 2017 and 2016 and $7.5 million for both of the six months ended June 30, 2017 and 2016.
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
The tables below present the consolidating condensed financial information as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying unaudited financial information based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
JUNE 30, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$128.6	$—	$62.7	$—	$191.3
Receivables, net of allowance for doubtful accounts	—	—	51.3	—	51.3
Restricted cash	—	—	2.6	—	2.6
Prepayments and other current assets	1.3	—	26.8	—	28.1
Total current assets	129.9	—	143.4	—	273.3
Land, property and equipment, net	0.8	—	2,203.0	—	2,203.8
Investment in CES	28.1	—	—	—	28.1
Investment in subsidiaries	3,004.6	—	—	(3,004.6)	—
Goodwill	—	—	214.1	—	214.1
Intangible assets other than goodwill, net	—	—	71.9	—	71.9
Prepaid management fees to related parties	—	—	171.5	—	171.5
Deferred charges and other	1.8	—	37.1	—	38.9
Total assets	$3,165.2	$—	$2,841.0	$(3,004.6)	$3,001.6

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$0.2	$—	$27.1	$—	$27.3
Payables to related parties	26.6	—	3.3	—	29.9
Accrued expenses	0.4	—	114.1	—	114.5
Accrued interest payable	10.7	10.5	0.1	(10.5)	10.8
Current portion of long-term debt	13.2	—	0.4	—	13.6
Total current liabilities	51.1	10.5	145.0	(10.5)	196.1
Long-term debt	1,941.0	675.0	12.9	(675.0)	1,953.9
Deferred credits and other	—	—	1.3	—	1.3
Total liabilities	1,992.1	685.5	159.2	(685.5)	2,151.3
Stockholder's equity
Additional paid-in capital	1,358.6	(685.5)	2,620.2	(1,934.7)	1,358.6
(Accumulated deficit)/retained earnings	(185.5)	—	61.6	(384.4)	(508.3)
Total stockholder's equity	1,173.1	(685.5)	2,681.8	(2,319.1)	850.3
Total liabilities and stockholder's equity	$3,165.2	$—	$2,841.0	$(3,004.6)	$3,001.6

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$79.8	$—	$84.8	$—	$164.6
Receivables, net of allowance for doubtful accounts	—	—	44.3	—	44.3
Restricted cash	—	—	2.6	—	2.6
Prepayments and other current assets	0.3	—	28.5	—	28.8
Total current assets	80.1	—	160.2	—	240.3
Land, property and equipment, net	2.0	—	2,200.8	—	2,202.8
Investment in CES	29.1	—	—	—	29.1
Investment in subsidiaries	2,854.9	—	—	(2,854.9)	—
Goodwill	—	—	214.1	—	214.1
Intangible assets other than goodwill, net	—	—	79.4	—	79.4
Prepaid management fees to related parties	—	—	177.1	—	177.1
Deferred charges and other	1.9	—	39.5	—	41.4
Total assets	$2,968.0	$—	$2,871.1	$(2,854.9)	$2,984.2

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$2.1	$—	$36.3	$—	$38.4
Payables to related parties	19.3	—	2.8	—	22.1
Accrued expenses	—	—	114.4	—	114.4
Accrued interest payable	11.1	10.5	2.8	(10.5)	13.9
Current portion of long-term debt	11.8	—	0.7	—	12.5
Total current liabilities	44.3	10.5	157.0	(10.5)	201.3
Long-term debt	1,769.5	675.0	180.5	(675.0)	1,950.0
Deferred credits and other	—	—	1.5	—	1.5
Total liabilities	1,813.8	685.5	339.0	(685.5)	2,152.8
Stockholder's equity
Additional paid-in capital	1,356.5	(685.5)	2,575.4	(1,889.9)	1,356.5
Accumulated deficit	(202.3)	—	(43.3)	(279.5)	(525.1)
Total stockholder's equity	1,154.2	(685.5)	2,532.1	(2,169.4)	831.4
Total liabilities and stockholder's equity	$2,968.0	$—	$2,871.1	$(2,854.9)	$2,984.2
_________________________

(1)
As a result of CGPH's Loan Amendment and repayment of the property specific term loan encumbering The Cromwell, The Cromwell became part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries) and its assets are pledged as collateral for the 2022 Notes. The Cromwell's financial information has been reclassified from Subsidiary Non-Guarantors to Subsidiary Guarantors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$188.1	$—	$188.1
Food and beverage	—	—	58.9	—	58.9
Rooms	—	—	89.3	—	89.3
Other	—	—	55.0	—	55.0
Less: casino promotional allowances	—	—	(45.2)	—	(45.2)
Net revenues	—	—	346.1	—	346.1
Operating expenses
Direct
Casino	—	—	87.5	—	87.5
Food and beverage	—	—	29.1	—	29.1
Rooms	—	—	24.2	—	24.2
Property, general, administrative and other	8.3	—	91.3	—	99.6
Management fees to related parties	—	—	9.6	—	9.6
Write-downs, reserves and project opening costs, net of recoveries	—	—	9.1	—	9.1
Depreciation and amortization	0.5	—	33.4	—	33.9
Total operating expenses	8.8	—	284.2	—	293.0
(Loss)/income from operations	(8.8)	—	61.9	—	53.1
Interest expense, net of interest capitalized	(35.8)	—	(4.1)	—	(39.9)
Interest income	—	—	0.8	—	0.8
Loss on extinguishment of debt	(1.0)	—	(3.6)	—	(4.6)
Other income, net	—	—	1.0	—	1.0
Net (loss)/income before income on interests in subsidiaries	(45.6)	—	56.0	—	10.4
Income on interests in subsidiaries	56.0	—	—	(56.0)	—
Net income	10.4	—	56.0	(56.0)	10.4
Other comprehensive income	—	—	—	—	—
Total comprehensive income	$10.4	$—	$56.0	$(56.0)	$10.4

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)(2)	Consolidating / Eliminating Adjustments	Total (1)
Revenues
Casino	$—	$—	$175.7	$—	$175.7
Food and beverage	—	—	61.4	—	61.4
Rooms	—	—	91.2	—	91.2
Other	—	—	52.5	—	52.5
Less: casino promotional allowances	—	—	(45.5)	—	(45.5)
Net revenues	—	—	335.3	—	335.3
Operating expenses
Direct
Casino	—	—	84.4	—	84.4
Food and beverage	—	—	29.3	—	29.3
Rooms	—	—	23.8	—	23.8
Property, general, administrative and other	6.4	—	90.5	—	96.9
Management fees to related parties	—	—	9.4	—	9.4
Write-downs, reserves and project opening costs, net of recoveries	—	—	0.4	—	0.4
Depreciation and amortization	—	—	33.4	—	33.4
Total operating expenses	6.4	—	271.2	—	277.6
(Loss)/income from operations	(6.4)	—	64.1	—	57.7
Interest expense, net of interest capitalized	(36.3)	—	(5.4)	—	(41.7)
Net (loss)/income before income on interests in subsidiaries	(42.7)	—	58.7	—	16.0
Income on interests in subsidiaries	58.7	—	—	(58.7)	—
Net income	16.0	—	58.7	(58.7)	16.0
Other comprehensive income	—	—	—	—	—
Total comprehensive income	$16.0	$—	$58.7	$(58.7)	$16.0
_________________________

(1)
For the three months ended June 30, 2016, $1.5 million was reclassified from Food and beverage revenues to Other revenues in order to align with our 2017 reporting presentation. See Basis of Presentation in Note 1 — Description of Business and Basis of Presentation.

(2)
As a result of CGPH's Loan Amendment and repayment of the property specific term loan encumbering The Cromwell, The Cromwell became part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries) and its assets are pledged as collateral for the 2022 Notes. The Cromwell's financial information has been reclassified from Subsidiary Non-Guarantors to Subsidiary Guarantors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$367.1	$—	$367.1
Food and beverage	—	—	122.9	—	122.9
Rooms	—	—	182.9	—	182.9
Other	—	—	104.0	—	104.0
Less: casino promotional allowances	—	—	(92.1)	—	(92.1)
Net revenues	—	—	684.8	—	684.8
Operating expenses
Direct
Casino	—	—	178.9	—	178.9
Food and beverage	—	—	57.7	—	57.7
Rooms	—	—	46.9	—	46.9
Property, general, administrative and other	14.4	—	181.0	—	195.4
Management fees to related parties	—	—	19.0	—	19.0
Write-downs, reserves and project opening costs, net of recoveries	—	—	14.6	—	14.6
Depreciation and amortization	1.0	—	71.4	—	72.4
Total operating expenses	15.4	—	569.5	—	584.9
(Loss)/income from operations	(15.4)	—	115.3	—	99.9
Interest expense, net of interest capitalized	(71.7)	—	(8.6)	—	(80.3)
Interest income	—	—	0.8	—	0.8
Loss on extinguishment of debt	(1.0)	—	(3.6)	—	(4.6)
Other income, net	—	—	1.0	—	1.0
Net (loss)/income before income on interests in subsidiaries	(88.1)	—	104.9	—	16.8
Income on interests in subsidiaries	104.9	—	—	(104.9)	—
Net income	16.8	—	104.9	(104.9)	16.8
Other comprehensive income	—	—	—	—	—
Total comprehensive income	$16.8	$—	$104.9	$(104.9)	$16.8

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)(2)	Consolidating / Eliminating Adjustments	Total (1)
Revenues
Casino	$—	$—	$358.8	$—	$358.8
Food and beverage	—	—	126.5	—	126.5
Rooms	—	—	184.2	—	184.2
Other	—	—	97.6	—	97.6
Less: casino promotional allowances	—	—	(96.6)	—	(96.6)
Net revenues	—	—	670.5	—	670.5
Operating expenses
Direct
Casino	—	—	177.2	—	177.2
Food and beverage	—	—	58.0	—	58.0
Rooms	—	—	46.2	—	46.2
Property, general, administrative and other	12.5	—	177.8	—	190.3
Management fees to related parties	—	—	18.8	—	18.8
Write-downs, reserves and project opening costs, net of recoveries	—	—	0.6	—	0.6
Depreciation and amortization	—	—	65.6	—	65.6
Total operating expenses	12.5	—	544.2	—	556.7
(Loss)/income from operations	(12.5)	—	126.3	—	113.8
Interest expense, net of interest capitalized	(73.2)	—	(11.9)	—	(85.1)
Net (loss)/income before income on interests in subsidiaries	(85.7)	—	114.4	—	28.7
Income on interests in subsidiaries	114.4	—	—	(114.4)	—
Net income	28.7	—	114.4	(114.4)	28.7
Other comprehensive income	—	—	—	—	—
Total comprehensive income	$28.7	$—	$114.4	$(114.4)	$28.7
_________________________

(1)
For the six months ended June 30, 2016, $3.4 million was reclassified from Food and beverage revenues to Other revenues in order to align with our 2017 reporting presentation. See Basis of Presentation in Note 1 — Description of Business and Basis of Presentation.

(2)
As a result of CGPH's Loan Amendment and repayment of the property specific term loan encumbering The Cromwell, The Cromwell became part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries) and its assets are pledged as collateral for the 2022 Notes. The Cromwell's financial information has been reclassified from Subsidiary Non-Guarantors to Subsidiary Guarantors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(115.5)	$—	$177.9	$44.2	$106.6
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(0.8)	—	(72.5)	—	(73.3)
Cash flows used in investing activities	(0.8)	—	(72.5)	—	(73.3)
Cash flows from financing activities
Proceeds from issuance of long-term debt	226.0	—	—	—	226.0
Debt issuance costs and fees	(3.7)	—	—	—	(3.7)
Repayments under lending agreements	(57.2)	—	(171.7)	—	(228.9)
Transactions with parents and affiliates	—	—	44.2	(44.2)	—
Cash flows provided by/(used in) financing activities	165.1	—	(127.5)	(44.2)	(6.6)
Net increase/(decrease) in cash, cash equivalents and restricted cash	48.8	—	(22.1)	—	26.7
Cash, cash equivalents and restricted cash, beginning of period	79.8	—	87.4	—	167.2
Cash, cash equivalents and restricted cash, end of period	$128.6	$—	$65.3	$—	$193.9

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)(2)	Consolidating / Eliminating Adjustments	Total (1)
Cash flows provided by operating activities	$80.0	$—	$186.3	$(156.6)	$109.7
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	—	—	(29.4)	—	(29.4)
Additional investment in CES	(0.7)	—	—	—	(0.7)
Cash flows used in investing activities	(0.7)	—	(29.4)	—	(30.1)
Cash flows from financing activities
Proceeds from issuance of long-term debt	15.0	—	—	—	15.0
Repayments under lending agreements	(65.9)	—	(2.8)	—	(68.7)
Transactions with parents and affiliates	—	—	(156.6)	156.6	—
Cash flows used in financing activities	(50.9)	—	(159.4)	156.6	(53.7)
Net increase/(decrease) in cash, cash equivalents and restricted cash	28.4	—	(2.5)	—	25.9
Cash, cash equivalents and restricted cash, beginning of period	21.0	—	79.7	—	100.7
Cash, cash equivalents and restricted cash, end of period	$49.4	$—	$77.2	$—	$126.6
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

(2)
As a result of CGPH's Loan Amendment and repayment of the property specific term loan encumbering The Cromwell, The Cromwell became part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries) and its assets are pledged as collateral for the 2022 Notes. The Cromwell's financial information has been reclassified from Subsidiary Non-Guarantors to Subsidiary Guarantors.

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
Operating Results

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	Change	2017	2016	Change
Net revenues	$346.1	$335.3	$10.8	$684.8	$670.5	$14.3
Income from operations	53.1	57.7	(4.6)	99.9	113.8	(13.9)
Net income	10.4	16.0	(5.6)	16.8	28.7	(11.9)
Adjusted EBITDA(1)	100.6	94.2	6.4	194.0	184.8	9.2
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
Second Quarter 2017 results compared with Second Quarter 2016
Casino Properties and Developments revenues increased primarily due to favorable volume and hold when compared to the prior year at Harrah's New Orleans.
Net revenues for the three months ended June 30, 2017 increased by $10.8 million, or 3.2%, when compared with the same period in 2016. Total trips increased by approximately 0.8% during the three months ended June 30, 2017 when compared to the same period in 2016. Gross casino hold increased to 12.6% for the three months ended June 30, 2017 from 12.2% for the same period in 2016. Cash average daily room rates for the three months ended June 30, 2017 and 2016 was $129 for both periods. Average daily occupancy was 97.4% for the three months ended June 30, 2017 and 96.0% for the same period in 2016. Revenue per available room ("RevPar") for the three months ended June 30, 2017 and 2016 was $124 and $122, respectively, or an increase of 1.6%.
Income from operations for the three months ended June 30, 2017 decreased by $4.6 million, or 8.0%, when compared with the same period in 2016, and Net income for the three months ended June 30, 2017 decreased by $5.6 million, or 35.0%, when compared with the same period in 2016. The decrease in income from operations was primarily due to an increase in demolition costs at Planet Hollywood as a result of renovations and an increase in direct Casino expense at Harrah's New Orleans partially offset by the increase in revenues discussed above. Adjusted EBITDA for the three months ended June 30, 2017 increased by $6.4 million, or 6.8%, when compared with the same period in 2016 primarily due to the income impact of increased revenues.
Six months ended June 30, 2017 results compared with June 30, 2016
Casino Properties and Developments revenues were impacted primarily by the following:

•	Increases in casino revenues at Harrah's New Orleans, The Cromwell and The LINQ Hotel & Casino due to favorable volume and hold;

•	Increase in other revenues due to additional revenue from the valet and self-parking fees that were fully implemented in Las Vegas in April 2017; and

•	Increases in room revenues at The LINQ Hotel & Casino and Bally's Las Vegas due to improved occupancy rates and revenue per available room.

•	These increases were partially offset by lower room and food and beverage revenues at Planet Hollywood due to ongoing renovations.
Net revenues for the six months ended June 30, 2017 increased by $14.3 million, or 2.1%, when compared with the same period in 2016. Total trips increased by 0.4% during the six months ended June 30, 2017 when compared to the same period in 2016. Gross casino hold increased to 12.0% for the six months ended June 30, 2017 from 11.8% for the same period in 2016. Cash average daily room rates for the six months ended June 30, 2017 increased to $138, or 3.8%, when compared to $133 for the same period in 2016. Average daily occupancy was 95.5% for the six months ended June 30, 2017 and 94.8% for the same period in 2016. RevPar for the six months ended June 30, 2017 and 2016 was $129 and $123, respectively, or an increase of 4.9%.
Income from operations for the six months ended June 30, 2017 decreased by $13.9 million, or 12.2%, when compared with the same period in 2016, and Net income for the six months ended June 30, 2017 decreased by $11.9 million, or 41.5%, when compared with the same period in 2016. The decrease in income from operations was primarily due to an increase in demolition costs as well as depreciation expense resulting from the acceleration of depreciation and asset write-downs for assets that will be replaced as a result of ongoing renovations at Planet Hollywood partially offset by the increase in revenues discussed above. Adjusted EBITDA for the six months ended June 30, 2017 increased by $9.2 million, or 5.0%, when compared with the same period in 2016 primarily due to the income impact of increased revenues.
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
Other Factors Affecting Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	Change	2017	2016	Change
Interest expense, net of interest capitalized	$(39.9)	$(41.7)	$1.8	$(80.3)	$(85.1)	$4.8
Interest income	0.8	—	0.8	0.8	—	0.8
Loss on extinguishment of debt	(4.6)	—	(4.6)	(4.6)	—	(4.6)
Other income, net	1.0	—	1.0	1.0	—	1.0
Interest Expense, Net of Interest Capitalized
The debt agreements captioned in the following table are defined in Note 6 — Debt of the Consolidated Condensed Financial Statements in this report. The table below summarizes our Interest expense, net of interest capitalized as it relates to these agreements:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	Change	2017	2016	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(35.8)	$(36.3)	$0.5	$(71.7)	$(73.2)	$1.5
Cromwell Credit Facility	(4.5)	(5.1)	0.6	(9.5)	(10.3)	0.8
Other interest income/(expense), including capitalized interest	0.4	(0.3)	0.7	0.9	(1.6)	2.5
Interest expense, net of interest capitalized	$(39.9)	$(41.7)	$1.8	$(80.3)	$(85.1)	$4.8
Loss on Extinguishment of Debt
Inclusive of the impact of the amendments to the CGPH Term Loan and the loan payoff of the Cromwell Credit Facility in accordance with the Loan Amendment, as defined in the Caesars Growth Properties Holdings Senior Secured Credit

Facility section below, during the second quarter of 2017, Loss on extinguishment of debt for the three and six months ended June 30, 2017 was $4.6 million in both periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income	$10.4	$16.0	$16.8	$28.7
Interest expense, net of interest capitalized	39.9	41.7	80.3	85.1
Interest income	(0.8)	—	(0.8)	—
Depreciation and amortization	33.9	33.4	72.4	65.6
EBITDA	83.4	91.1	168.7	179.4
Loss on extinguishment of debt (1)	4.6	—	4.6	—
Stock-based compensation (2)	1.0	1.8	2.1	3.0
Write-downs, reserves and project opening costs, net of recoveries (3)	9.1	0.4	14.6	0.6
Other (4)	2.5	0.9	4.0	1.8
Adjusted EBITDA	$100.6	$94.2	$194.0	$184.8
_________________________

(1)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(2)	Amounts represent non-cash stock-based compensation expense.

(3)	Amounts primarily represent development costs related to the renovation of Planet Hollywood.

(4)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as acquisition and integration costs and severance expense.
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
During the three months ended June 30, 2017 and 2016, capital expenditures net of related payables were $39.6 million and $17.5 million, respectively, primarily related to renovations at Planet Hollywood. Significant capital expenditures net of related payables include $15.2 million and $9.6 million, respectively, for Planet Hollywood during the three months ended June 30, 2017 and 2016.

During the six months ended June 30, 2017 and 2016, capital expenditures net of related payables were $73.3 million and $29.4 million, respectively, primarily related to renovations at Planet Hollywood. Significant capital expenditures net of related payables include $36.5 million and $15.9 million, respectively, for Planet Hollywood during the six months ended June 30, 2017 and 2016.
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
As of June 30, 2017 and December 31, 2016, we had $2,002.7 million and $2,006.0 million, respectively, face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the six months ended June 30, 2017 and 2016 was $76.9 million and $79.6 million, respectively.
Our cash and cash equivalents, excluding restricted cash, totaled $191.3 million as of June 30, 2017, compared to $164.6 million as of December 31, 2016. Restricted cash totaled $2.6 million as of both June 30, 2017 and December 31, 2016 related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
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
Capital Resources
The debt agreements included in Capital Resources are defined in Note 6 — Debt in the Consolidated Condensed Financial Statements in this report. The following table presents CGPH's outstanding third-party debt as of June 30, 2017 and December 31, 2016.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	June 30, 2017	June 30, 2017	June 30, 2017	December 31, 2016
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)	2019	variable	$—	$—	$—
Caesars Growth Properties Holdings Term Loan (2)	2021	variable	1,314.4	1,291.2	1,119.2
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	663.0	662.1
Cromwell Credit Facility (3)	N/A	N/A	—	—	167.2
Capital lease obligations	2017	various	—	—	0.1
Unsecured debt
Special Improvement District Bonds	2037	5.30%	13.3	13.3	13.7
Other financing obligations	2017	various	—	—	0.2
Total debt			2,002.7	1,967.5	1,962.5
Current portion of total debt			(13.6)	(13.6)	(12.5)
Long-term debt			$1,989.1	$1,953.9	$1,950.0
_________________________

(1)	Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 3.00%.

(2)	Variable interest rate calculated as LIBOR, subject to a 1.00% floor, plus 3.00%.

(3)	The Cromwell Credit Facility was repaid during the second quarter of 2017.
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
Among other things, the Loan Amendment (a) provides for an increase of CGPH's existing term loan facility by $175.0 million to approximately $1.3 billion (the "Term Facility") and (b) reduced the interest rate margins applicable to the Term Facility and CGPH's existing $150.0 million revolving credit facility.
In accordance with the Loan Amendment, the proceeds of the $175.0 million increase of the Term Facility were held in escrow until the receipt of all required regulatory approvals, at which time the escrowed proceeds would be released to repay the property specific term loan encumbering The Cromwell. In June 2017, all required regulatory approvals were received, the escrowed proceeds were released and the property specific term loan encumbering The Cromwell was repaid. The Cromwell became part of the CGPH restricted group (which is subject to certain restrictions or limitations placed on CGPH and its restricted subsidiaries) and its assets are pledged as collateral for both the CGPH $1.3 billion term loan and the CGPH $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022.
As of June 30, 2017, we are in compliance with all affirmative and negative covenants related to our debt instruments.
See Note 6 — Debt in the Consolidated Condensed Financial Statements in this report for further details.
Other Obligations and Commitments
The table below summarizes CGPH's debt and related interest obligations as of June 30, 2017.

	Payments due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt payable to third parties, face value	$2,002.7	$6.6	$27.2	$1,282.3	$686.6
Estimated interest payments to third parties (1)	565.0	60.9	251.1	215.8	37.2
Total	$2,567.7	$67.5	$278.3	$1,498.1	$723.8
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on projected rates at June 30, 2017.
Off-Balance Sheet Arrangements
CGPH did not have any off-balance sheet arrangements at June 30, 2017 or December 31, 2016.
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
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $13.1 million. At June 30, 2017, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 1.23%. A hypothetical 1% decrease in interest rates would decrease interest expense for the next twelve months by $3.0 million.
CGPH does not purchase or hold any derivative financial instruments for trading purposes.
As of June 30, 2017, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $1,464.3 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, at a reasonable assurance level.
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
There have not been any other changes in our internal controls over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101
The following financial statements from the Company's Form 10-Q as of June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016 formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations and Comprehensive Income, (iii) Consolidated Condensed Statements of Stockholder's Equity, (iv) Consolidated Condensed Statements of Cash Flows, (v) Notes to Consolidated Condensed Financial Statements.
X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

	By:	Caesars Growth Properties Parent, LLC
its managing member

	By:	Caesars Growth Partners, LLC
its managing member

	By:	Caesars Acquisition Company
its managing member

August 3, 2017	By:	/S/ TROY J. VANKE
Troy J. Vanke
Chief Accounting Officer of Caesars Acquisition Company, its managing member