Form 10-Q
period 2017-09-30
Caesars Growth Properties Holdings, LLC
filed 2017-11-02
CIK 1635863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
Caesars Growth Properties Holdings, LLC and its subsidiaries have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q that are important to its business. In addition, Caesars Entertainment Corporation, CEOC, LLC (formerly Caesars Entertainment Operating Company, Inc.), and their subsidiaries have proprietary rights to, among others, Caesars, Caesars Entertainment, Harrah's, Total Rewards, Horseshoe and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$249.4	$164.6
Receivables, net of allowance for doubtful accounts of $7.4 and $6.2, respectively	60.3	44.3
Restricted cash	2.7	2.6
Prepayments and other current assets	27.8	28.8
Total current assets	340.2	240.3
Land, property and equipment, net	2,179.0	2,202.8
Investment in Caesars Enterprise Services, LLC	27.6	29.1
Goodwill	214.1	214.1
Intangible assets other than goodwill, net	68.2	79.4
Prepaid management fees to related parties	168.8	177.1
Deferred charges and other	39.3	41.4
Total assets	$3,037.2	$2,984.2

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$25.0	$38.4
Payables to related parties	45.8	22.1
Accrued expenses	122.0	114.4
Accrued interest payable	26.9	13.9
Current portion of long-term debt	13.6	12.5
Total current liabilities	233.3	201.3
Long-term debt	1,952.5	1,950.0
Deferred credits and other	10.9	1.5
Total liabilities	2,196.7	2,152.8

Commitments and contingencies (Note 12)
Stockholder's equity
Additional paid-in capital	1,359.5	1,356.5
Accumulated deficit	(519.0)	(525.1)
Total stockholder's equity	840.5	831.4
Total liabilities and stockholder's equity	$3,037.2	$2,984.2
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
(UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Casino	$178.5	$168.2	$545.6	$527.0
Food and beverage	58.4	60.1	181.3	186.6
Rooms	93.8	90.2	276.7	274.4
Other	57.5	53.2	161.5	150.8
Less: casino promotional allowances	(45.3)	(43.3)	(137.4)	(139.9)
Net revenues	342.9	328.4	1,027.7	998.9

Operating expenses
Direct
Casino	87.1	83.4	266.0	260.6
Food and beverage	27.6	28.6	85.3	86.6
Rooms	24.6	24.9	71.5	71.1
Property, general, administrative and other	103.4	101.4	298.8	291.7
Management fees to related parties	9.6	9.2	28.6	28.0
Write-downs, reserves and project opening costs, net of recoveries	10.8	—	25.4	0.6
Depreciation and amortization	58.0	39.2	130.4	104.8
Total operating expenses	321.1	286.7	906.0	843.4
Income from operations	21.8	41.7	121.7	155.5
Interest expense, net of interest capitalized	(32.8)	(41.6)	(113.1)	(126.7)
Interest income	0.3	—	1.1	—
Loss on extinguishment of debt	—	—	(4.6)	—
Other income, net	—	—	1.0	—
(Loss)/income before provision for income taxes	(10.7)	0.1	6.1	28.8
Provision for income taxes	—	—	—	—
Net (loss)/income	(10.7)	0.1	6.1	28.8
Other comprehensive income	—	—	—	—
Total comprehensive (loss)/income	$(10.7)	$0.1	$6.1	$28.8
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)
(In millions)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at January 1, 2016	$1,351.4	$(546.4)	$805.0
Net income	—	28.8	28.8
Stock-based compensation	4.1	—	4.1
Balance at September 30, 2016	$1,355.5	$(517.6)	$837.9

Balance at January 1, 2017	$1,356.5	$(525.1)	$831.4
Net income	—	6.1	6.1
Stock-based compensation	3.0	—	3.0
Balance at September 30, 2017	$1,359.5	$(519.0)	$840.5
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$6.1	$28.8
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	130.4	104.8
Amortization of debt discount and debt issuance costs	6.9	6.7
Loss on extinguishment of debt	4.6	—
Stock-based compensation	3.0	4.1
Net change in long-term accounts	17.6	5.0
Debt issuance costs and fees write-off	2.9	—
Net change in working capital accounts	25.9	15.2
Other	(1.0)	0.8
Cash flows provided by operating activities	196.4	165.4
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(101.6)	(42.6)
Additional investment in Caesars Enterprise Services, LLC	—	(2.6)
Cash flows used in investing activities	(101.6)	(45.2)
Cash flows from financing activities
Proceeds from issuance of debt	226.0	15.0
Debt issuance costs and fees	(3.7)	—
Repayments under lending agreements	(232.2)	(74.0)
Cash flows used in financing activities	(9.9)	(59.0)
Net increase in cash, cash equivalents and restricted cash	84.9	61.2
Cash, cash equivalents and restricted cash, beginning of period	167.2	100.7
Cash, cash equivalents and restricted cash, end of period	$252.1	$161.9
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Description of Business and Basis of Presentation
Organization and Description of Business
Caesars Growth Properties Holdings, LLC ("CGPH," the "Borrower," the "Company," "we," "us" and "our") is an indirect, wholly-owned subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), which was a joint venture between Caesars Acquisition Company ("CAC"), a Delaware corporation, and Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"). On October 6, 2017, CAC merged with and into CEC, with CEC as the surviving company. As a result, from and after October 6, 2017, CGPH is a wholly-owned subsidiary of CEC. See Note 16 — Subsequent Events.
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
We have early adopted Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in 2016 and have retrospectively applied the amendments. Prior to the adoption of ASU No. 2016-18, our Consolidated Condensed Statements of Cash Flows reported change in restricted cash as investing activities and excluded restricted cash from cash and cash equivalents beginning and ending balances. Impacts of early adoption on prior period include: increase in cash, cash equivalents, and restricted cash balances as of September 30, 2016 and December 31, 2015 to $161.9 million and $100.7 million, respectively. See the Consolidated Condensed Statements of Cash Flows and Note 13 — Supplemental Cash Flow Information.
We reclassified certain prior period revenue amounts to align with our 2017 reporting presentation within the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income. For the three and nine months ended September 30, 2016, $1.7 million and $5.1 million, respectively, was reclassified from Food and beverage revenues to Other revenues. This reclassification did not affect our consolidated condensed total Net revenues, Income from operations, or Net income.
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

Note 2 — Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the FASB Accounting Standards Codification ("ASC") and creates a new Topic 606, Revenue from Contracts with Customers. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry, will be eliminated. In addition, interim and annual disclosures will be substantially revised. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. The FASB issued several amendments including ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, in April 2016, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, in May 2016, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), in September 2017. The Company plans to adopt the new standard on January 1, 2018, on a full retrospective basis. The FASB also issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, in February 2017 which clarifies and amends certain guidance in Topic 610, Other Income. The ASUs are effective for public business entities for fiscal years beginning after December 15, 2017, and interim reporting periods within that reporting period. Early application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within that reporting period.
We are currently in the process of our analysis and anticipate this standard will have a material effect on our consolidated financial statements. As described below, we expect the most significant effect will be related to the accounting for CEOC, LLC's ("CEOC", formerly Caesars Entertainment Operating Company, Inc.), customer loyalty program, Total Rewards, and casino promotional allowances. However, due to the complexity and nature of the gaming industry, the quantitative effects of these changes have not yet been determined and are still being analyzed.
The Total Rewards customer loyalty program affects revenue from our four core businesses: casino entertainment, food and beverage, rooms and hotel, and entertainment and other business operations. Currently, we estimate the cost of fulfilling the redemption of Reward Credits, after consideration of estimated forfeitures (referred to as "breakage"), based upon the cost of historical redemptions. Upon adoption of the new guidance, Reward Credits will no longer be recorded at cost, and a deferred revenue model will be used to account for the classification and timing of revenue recognized as well as the classification of related expenses when Reward Credits are redeemed. This will result in a portion of casino revenues being recorded as deferred revenue and being recognized as revenue in a future period when the Reward Credits are redeemed, and the revenue will be classified according to the good or service for which the Reward Credits were redeemed (e.g., a hotel room).
We also expect to see a significant decrease in casino revenues. The presentation of goods and services provided to customers without charge in gross revenue with a corresponding reduction in promotional allowances will no longer be reported. Revenue will be recognized based on relative standalone selling prices for transactions with more than one performance obligation. For example, when a casino customer is given a complimentary room, we will be required to allocate a portion of the casino revenues earned from the customer to rooms revenues based on the standalone selling price of the room.
We will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended by ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), in September 2017. ASU 2016-02, as amended, requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key quantitative and qualitative information about leasing arrangements. Generally, leases with terms of 12 months or less will not be required to be recognized on the balance sheet. The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. For public business entities, the ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For available-for-sale debt securities, ASU No. 2016-13 aligns the income statement recognition of credit losses with the reporting period in which changes occur by recording credit losses and subsequent reversals through an allowance rather than a write-down. For public business entities that are SEC filers, the amendments in this guidance are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption will be permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently assessing the impact the adoption of this standard will have on our financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The same impairment assessment applies to all reporting units including those with zero or negative carrying amounts. A goodwill impairment will represent the excess of a reporting unit's carrying amount over its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in ASU No. 2017-04 should be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principle upon transition is required. For public business entities, the amendments in this ASU are effective for annual or interim goodwill impairments tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We currently plan to implement the updated guidance when we perform our annual goodwill impairment assessment as of October 1, 2017.
Note 3 — Land, Property and Equipment, net
Land, property and equipment, net consists of the following:

(In millions)	September 30, 2017	December 31, 2016
Land and land improvements	$1,072.7	$1,072.6
Building and improvements	1,200.2	1,165.1
Furniture, fixtures and equipment	523.7	469.1
Construction in progress	35.7	24.2
	2,832.3	2,731.0
Less: accumulated depreciation	(653.3)	(528.2)
Land, property and equipment, net	$2,179.0	$2,202.8
Depreciation expense for property and equipment is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income. For the three months ended September 30, 2017 and 2016, the aggregate depreciation expense was $53.3 million and $35.3 million, respectively. For the nine months ended September 30, 2017 and 2016, the aggregate depreciation expense was $116.1 million and $92.0 million, respectively.
Amortization expense related to other items included within Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income totaled $1.0 million and $0.3 million, respectively, for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, amortization expense was $3.1 million and $1.7 million, respectively.
During the three months ended September 30, 2017 and 2016, capital expenditures net of related payables were $28.3 million and $13.2 million, respectively. Significant capital expenditures net of related payables include $10.0 million and $8.4 million, respectively, for Planet Hollywood during the three months ended September 30, 2017 and 2016 and $9.3 million for Bally's Las Vegas during the three months ended September 30, 2017.
During the nine months ended September 30, 2017 and 2016, capital expenditures net of related payables were $101.6 million and $42.6 million, respectively. Significant capital expenditures net of related payables include $46.5 million and $24.3 million, respectively, for Planet Hollywood during the nine months ended September 30, 2017 and 2016 and $29.0 million for Bally's Las Vegas during the nine months ended September 30, 2017.
No impairment of property and equipment was recognized by the Company for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income.
Note 4 — Goodwill and Other Intangible Assets
Goodwill was as follows as of September 30, 2017 and December 31, 2016:

(In millions)
Gross goodwill	$1,155.0
Accumulated impairment	(940.9)
Balance at September 30, 2017 and December 31, 2016	$214.1
There were no additions or impairment charges to goodwill during the nine months ended September 30, 2017 and 2016.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset other than goodwill:

	September 30, 2017				December 31, 2016
(In millions)	Weighted Average Remaining Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	4.1	$211.6	$(162.5)	$49.1	$211.6	$(153.4)	$58.2
Gaming rights	6.8	45.8	(26.7)	19.1	45.8	(24.6)	21.2
		$257.4	$(189.2)	$68.2	$257.4	$(178.0)	$79.4
The aggregate amortization expense for those intangible assets that are amortized is reflected in Depreciation and amortization in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income. For the three months ended September 30, 2017 and 2016, there was $3.7 million and $3.6 million, respectively, of amortization expense. For the nine months ended September 30, 2017 and 2016, there was $11.2 million and $11.1 million, respectively, of amortization expense. Estimated amortization expense is $3.7 million for the remaining three months ending December 31, 2017, $15.0 million for each of the three years from 2018 through 2020, $12.2 million for 2021 and $3.1 million for 2022. Total estimated amortization expense for 2023 and thereafter is $4.2 million.
No impairment charges for amortizing intangible assets were recorded for the periods presented in the accompanying Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income.

Note 5 — Accrued Expenses
Accrued expenses consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Deposits and customer funds liability, including advance hotel deposits	$37.2	$38.3
Payroll and other compensation	19.8	25.8
Accrued non-income and non-payroll taxes	14.3	7.6
Chip and token liability	5.2	5.4
Insurance claims and reserves	3.0	3.6
Progressive liability	2.3	2.4
Other accruals	40.2	31.3
	$122.0	$114.4
Note 6 — Debt
The following table presents CGPH's outstanding third-party debt as of September 30, 2017 and December 31, 2016.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	September 30, 2017	September 30, 2017	September 30, 2017	December 31, 2016
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)	2019	variable	$—	$—	$—
Caesars Growth Properties Holdings Term Loan (2)	2021	variable	1,311.1	1,289.3	1,119.2
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	663.5	662.1
Cromwell Credit Facility (3)	N/A	N/A	—	—	167.2
Capital lease obligations	N/A	N/A	—	—	0.1
Unsecured debt
Special Improvement District Bonds	2037	4.30%	13.3	13.3	13.7
Other financing obligations	N/A	N/A	—	—	0.2
Total debt			1,999.4	1,966.1	1,962.5
Current portion of total debt			(13.6)	(13.6)	(12.5)
Long-term debt			$1,985.8	$1,952.5	$1,950.0
_________________________

(1)	Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 3.00%.

(2)	Variable interest rate calculated as LIBOR, subject to a 1.00% floor, plus 3.00%.

(3)	The Cromwell Credit Facility was repaid during the second quarter of 2017.
As of September 30, 2017, the face value of CGPH's annual maturities of outstanding third-party debt were as follows:

(In millions) Year	Annual Maturity of Outstanding Third-Party Debt
Remainder of 2017	$3.3
2018	13.6
2019	13.6
2020	13.6
2021	1,268.7
2022	675.5
Thereafter	11.1
Total outstanding third-party debt	$1,999.4
CGPH and CERP Financing Transactions
After obtaining all required regulatory approvals, Caesars Entertainment Resort Properties, LLC ("CERP"), a subsidiary of Caesars Entertainment, will merge with and into CGPH, with CGPH as the surviving entity, to be renamed to Caesars Resort Collection, LLC ("CRC") (the "CRC Merger"). Additionally, as described in Note 16 — Subsequent Events, on October 16, 2017, CRC Escrow Issuer, LLC and CRC Finco, Inc., two wholly owned subsidiaries of CEC, issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the "CRC Notes"). CRC also plans to enter into new senior secured credit facilities (the "CRC Senior Secured Credit Facilities"), comprised of (i) a $1.0 billion senior secured revolving credit facility maturing in 2022 and bearing interest at LIBOR plus 2.25% (the "CRC Revolving Credit Facility") and (ii) a $4.7 billion senior secured term loan credit facility maturing in 2024 and bearing interest at LIBOR plus 2.75% (the "CRC Term Loan Facility"). Once the funds are released pending final regulatory approvals, we will use the net proceeds of the CRC Notes and the CRC Term Loan Facility, as well as available cash and borrowings under the CRC Revolving Credit Facility, to repay substantially all outstanding debt of CERP and CGPH.
Caesars Growth Properties Holdings Senior Secured Credit Facility
On May 8, 2014, CGPH closed on the $1.175 billion term loan (the "CGPH Term Loan") pursuant to a First Lien Credit Agreement among Caesars Growth Properties Parent, LLC ("Parent" and "CGPP"), the Borrower, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (the "Administrative Agent"), and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., UBS Securities LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as Co-Lead Arrangers and Bookrunners (the "First Lien Credit Agreement").
On April 27, 2017, CGPH entered into an Incremental Assumption Agreement and Amendment No. 1 (the "Loan Amendment"), by and among CGPH, CGPP, the other loan parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent. The Loan Amendment amends the First Lien Credit Agreement, dated as of May 8, 2014, among CGPH, CGPP, the lenders party thereto and the Administrative Agent.
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
The Credit Agreement provides for a $150.0 million revolving credit agreement (the "Revolving Credit Facility"), which was undrawn at the closing of the CGPH Term Loan. As of September 30, 2017, no borrowings were outstanding under the Revolving Credit Facility and $0.1 million was committed to outstanding letters of credit. Borrowings under the Revolving Credit Facility are each subject to separate note agreements executed based on the provisions of the Credit Agreement.
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
As of September 30, 2017 and December 31, 2016, the book value of the CGPH Term Loan was presented net of the unamortized discount of $18.1 million and $22.5 million, respectively, and net of unamortized debt issuance costs of $3.7 million and $3.9 million, respectively. The effective interest rates were 4.74% and 6.87%, respectively, as of September 30, 2017 and December 31, 2016.
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
The CGPH Term Loan requires that CGPH maintains a senior secured leverage ratio of no more than 6.00 to 1.00, which is the ratio of first lien senior secured net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted as defined. As of September 30, 2017, CGPH's SSLR was 2.60 to 1.00.
As of September 30, 2017, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood, The LINQ Hotel & Casino and The Cromwell were pledged as collateral for the CGPH Term Loan. As of December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the CGPH Term Loan.
Caesars Growth Properties Holdings Notes
CGPH and Caesars Growth Properties Finance, Inc. (together, the "Issuers") issued $675.0 million aggregate principal amount of 9.375% second-priority senior secured notes due 2022 (the "2022 Notes") pursuant to an indenture dated as of April 17, 2014, among the Issuers and US Bank National Association, as trustee.
As of September 30, 2017 and December 31, 2016, the book value of the 2022 Notes was presented net of the unamortized discount of $10.1 million and $11.3 million, respectively, and net of unamortized debt issuance costs of $1.4 million and $1.6 million, respectively. The effective interest rate was 9.84% as of both September 30, 2017 and December 31, 2016.
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
As of September 30, 2017, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood, The LINQ Hotel & Casino and The Cromwell were pledged as collateral for the 2022 Notes. As of December 31, 2016, the assets of Harrah's New Orleans, Bally's Las Vegas, Planet Hollywood and The LINQ Hotel & Casino were pledged as collateral for the 2022 Notes.
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
In accordance with the Loan Amendment, in June 2017, the property specific term loan encumbering The Cromwell was repaid and CGPH recognized a $3.6 million loss extinguishment included in Loss on extinguishment of debt within the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income.
As of December 31, 2016, the book value of the Cromwell Credit Facility was presented net of the unamortized discount of $3.0 million and net of unamortized debt issuance costs of $1.2 million. The effective interest rate was 11.93% as of December 31, 2016.
As of December 31, 2016, the assets of The Cromwell were pledged as collateral for the Cromwell Credit Facility.
Special Improvement District Bonds
In 2008, Bally's Las Vegas entered into a District Financing Agreement with Clark County, Nevada (the "County"). In accordance with the agreement, the County issued Special Improvement District Bonds to finance land improvements at Bally's Las Vegas and at an affiliate casino property, Caesars Palace, maturing on August 1, 2037. Of the total bonds issued by the County, $16.5 million was related to Bally's Las Vegas. These bonds bore interest at 5.30%, had principal and interest payments on June 1st of every year and interest only payments on December 1st of every year. In August 2017, the County issued Special Improvement District No. 112 (Flamingo Underground) Local Improvement Refunding Bonds Series 2017 maturing on June 1, 2037. Proceeds from the issuance will be used to (1) refund all of the County's outstanding Special Improvement District Bonds issued in 2008, (2) fund a reserve fund, and (3) pay the costs of issuing the bonds. These bonds bear interest at 4.30% and have principal and interest payments on June 1st of every year and interest only payments on December 1st of every year.
Note 7 — Financial Instruments
Restricted Cash
As of September 30, 2017 and December 31, 2016, the Company had $2.7 million and $2.6 million, respectively, of restricted cash primarily related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
Investment in CES
Investment in CES, further described in Note 14 — Related Party Transactions, consists of membership interests in CES which is a variable interest entity of which we own less than 20% and are not the primary beneficiary and therefore, we account for our investment using the equity method. Initial contributions by the Members included a $22.5 million cash payment by CGP LLC on behalf of CGPH. During the three and nine months ended September 30, 2017, CGPH's investment in CES decreased by $0.5 million and $1.5 million, respectively, due to the allocation of depreciation related to assets in the investment. Pursuant to capital calls during the nine months ended September 30, 2016, CGPH contributed an additional $2.6 million to CES. During the three and nine months ended September 30, 2016, CGPH's investment in CES decreased by $0.5 million and $0.8 million, respectively, due to the allocation of depreciation related to assets in the investment.
Note 8 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as Casino promotional allowances.
The estimated retail value of such Casino promotional allowances is included in Net revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$21.4	$21.7	$65.1	$69.0
Rooms	20.3	19.3	62.5	63.3
Other	3.6	2.3	9.8	7.6
	$45.3	$43.3	$137.4	$139.9

The estimated cost of providing such promotional allowances is included in Operating expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Food and beverage	$12.4	$12.4	$36.9	$38.9
Rooms	6.4	6.3	19.1	19.4
Other	2.1	1.7	5.4	4.8
	$20.9	$20.4	$61.4	$63.1
Note 9 — Write-downs, Reserves and Project Opening Costs, Net of Recoveries
Write-downs, reserves and project opening costs, net of recoveries include project opening costs, remediation costs, costs associated with efficiency projects, project write-offs, demolition costs and other non-routine transactions, net of recoveries.
The components of Write-downs, reserves and project opening costs, net of recoveries are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Divestitures and abandonments (1)	$0.3	$—	$14.8	$0.4
Efficiency projects	—	(0.2)	—	—
Remediation costs	—	0.1	0.1	0.3
Other (2)	10.5	0.1	10.5	(0.1)
	$10.8	$—	$25.4	$0.6
_________________________

(1)	Divestitures and abandonments were primarily comprised of demolition costs related to projects in development.

(2)	Other costs were primarily comprised of exit fees payable to NV Energy (see Note 12 — Litigation, Contractual Commitments and Contingent Liabilities).
Note 10 — Income Taxes
CGPH is a disregarded entity for income tax purposes whereby all income or loss is passed through to its parent company, CGP LLC, which is treated as a flow through entity for income tax purposes.
CGPH classifies reserves for tax uncertainties within Deferred credits and other in the Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities. CGPH had no reserves for tax uncertainties as of September 30, 2017 or December 31, 2016.
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
We had no assets or liabilities that were required to be measured at fair value at September 30, 2017 and December 31, 2016.

Items Disclosed at Fair Value
Debt
As of September 30, 2017, our outstanding debt with third parties had an estimated fair value of $2,055.4 million and a book value of $1,966.1 million. As of December 31, 2016, our outstanding debt with third parties had an estimated fair value of $2,076.3 million and a book value of $1,962.5 million.
We calculate the fair value of debt based on borrowing rates available as of September 30, 2017 and December 31, 2016, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Note 12 — Litigation, Contractual Commitments and Contingent Liabilities
CEOC Noteholder Disputes
As set forth in detail in our 2016 Annual Report and in our Form 10-Q for the quarter ended June 30, 2017, beginning in 2014, CEC, CEOC, CGP LLC, CAC, CERP, CES and others were parties to a number of lawsuits (the "Noteholder Lawsuits") relating to CEOC's debt obligations. More specifically, seven lawsuits were filed by certain secured or unsecured creditors against CEC (originally also against others) in federal and state courts in New York and Delaware, and one lawsuit was initiated by CEC against certain creditors in New York state court, each seeking judicial determinations of CEC's liability, if any, for its refusal to pay creditors under various parental guarantees that supported particular CEOC indebtedness. In October 2017, following the effective date of the CEOC reorganization plan, each of these Noteholder Lawsuits was dismissed, with prejudice.
Report of Bankruptcy Examiner
With the effectiveness of the CEOC reorganization plan, matters relating to the Report of Bankruptcy Examiner have now been resolved.
National Retirement Fund
As previously reported in more detail in our 2016 Annual Report and in our Form 10-Q for the quarter ended June 30, 2017, the five indirect subsidiaries of CEC which were required to make contributions to the National Retirement Fund's (the "NRF") legacy plan (the "Five Employers") and the members of the Five Employers' controlled group (the "CEC Controlled Group") have been engaged in a number of actions, proceedings and appeals with the NRF, its fund manager, and its board of trustees (the "NRF Litigations") arising out of the January 2015 vote of a majority of the NRF's trustees to expel the Five Employers from the NRF's legacy plan. Pursuant to the NRF Settlement Agreement (as defined below), each of the NRF Litigations was dismissed with prejudice after CEOC and each of the debtors' (together with CEOC, the "Debtors") reorganization plan became effective on October 6, 2017 (the "Effective Date").
On March 13, 2017, CEC, CERP, CEOC (on behalf of itself and each of the Debtors and its other direct and indirect subsidiaries), the Five Employers, the NRF, the NRF's legacy plan, the NRF's trustees and others entered into a Settlement Agreement (the "NRF Settlement Agreement"). Under the NRF Settlement Agreement, on the Effective Date, CEC would pay $45.0 million to the NRF (the "NRF Payments"). On the Effective Date, the NRF Payments were made to the NRF and thus the mutual releases between the CEC-affiliated parties and the NRF-affiliated parties to the NRF Settlement Agreement became effective. Promptly after the Effective Date, each of the actions, proceedings and appeals relating to the NRF Litigations was dismissed with prejudice.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering policies and procedures, with a particular focus on the gaming industry. In October 2013, CEOC's subsidiary, Desert Palace, Inc. (the owner of and referred to herein as Caesars Palace, and which is now known as Desert Palace, LLC as of the Effective Date), received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN was investigating Caesars Palace for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. Additionally, CEC was informed in October 2013 that a federal grand jury investigation regarding anti-money laundering practices of CEC and its subsidiaries had been initiated. In September 2015, FinCEN announced a settlement with Caesars Palace, and CEOC and the Nevada Gaming Control Board reached a settlement on the same facts as above. CEOC continues to cooperate with the Department of Justice in its investigation of this matter.
The Company is party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any such litigation to have a material effect on our consolidated financial position, results of operations, or cash flows, as we do not believe it is reasonably possible that we will incur material losses as a result of such litigation.

Harrah's New Orleans Operating Agreement
Harrah's New Orleans operates under a casino operating contract with the Louisiana Economic Development and Gaming Corporation, as amended and restated on various occasions. The term of the amended casino operating contract expired in July 2014 and automatically renewed for 10 years. As amended, the contract requires Harrah's New Orleans to make minimum annual payments to the Louisiana Gaming Control Board equal to the greater of 21.5% of gross gaming revenues from Harrah's New Orleans in the applicable casino operating contract fiscal year or $60.0 million for each annual period beginning after April 1, 2002. In addition, Harrah's New Orleans is required to pay an override on gross gaming revenues equal to (i) 1.5% of gross gaming revenues between $500.0 million and $700.0 million; (ii) 3.5% for gross gaming revenues between $700.0 million and $800.0 million; (iii) 5.5% for gross gaming revenues between $800.0 million and $900.0 million; and (iv) 7.5% for gross gaming revenues in excess of $900.0 million. For both of the three months ended September 30, 2017 and 2016, Harrah's New Orleans paid $15.1 million to the Louisiana Gaming Control Board. For the nine months ended September 30, 2017 and 2016, Harrah's New Orleans paid $44.9 million and $48.8 million, respectively, to the Louisiana Gaming Control Board.
CEOC PropCo Call Right Agreement
On October 6, 2017, CEOC and certain of its United States subsidiaries emerged from bankruptcy. As part of the emergence, CEOC reorganized into an operating company ("OpCo") and a property company ("PropCo"). OpCo became a limited liability company on the Effective Date by merging with and into CEOC, LLC ("New CEOC"), a wholly-owned subsidiary of CEC, with New CEOC as the surviving entity. OpCo will operate CEOC's properties and facilities formerly held by CEOC. PropCo will hold certain real property assets and related fixtures formerly held by CEOC and will lease those assets to OpCo. OpCo, or New CEOC, is CEOC's successor and a wholly owned consolidated subsidiary of CEC subsequent to CEOC's emergence. PropCo is a separate entity that will not be consolidated by CEC and is owned by certain of CEOC's former creditors.
PropCo has a call right for up to five years to purchase and leaseback the real property assets and related fixtures associated with the Harrah's New Orleans property from CGPH for a cash purchase price of ten times the agreed upon annual rent (subject to the terms of the CGPH credit agreement). The initial rent under the agreement will be determined based on a rent-to-earnings before interest, taxes, depreciation, amortization, and rent ("EBITDAR") ratio of 1.00-to-1.67. PropCo's purchase price will be determined by multiplying Harrah's New Orleans property's initial rent by 10. Given uncertainties around certain underlying financial terms of the call right, and the ability for other properties to be substituted for the Harrah's New Orleans property, the Company has concluded that it is not probable that Harrah's New Orleans will be purchased pursuant to the call right. Therefore, there is no liability to record by CGPH as of September 30, 2017 associated with this call right.
NV Energy
In September 2017, CEC filed a final notice to proceed with its plan to exit the fully bundled sales system of NV Energy for its Nevada casino properties and purchase energy, capacity, and/or ancillary services from a provider other than NV Energy. The transition to unbundle electric service (the "Cease-Use Date") is expected to be effective in the first quarter of 2018. As a result of the decision to exit, CGPH incurred an impact exit fee liability of $13.4 million, payable over six years, which was recorded at a present value of $10.7 million in Accrued expenses and Deferred credits and other in the Consolidated Condensed Balance Sheets as of September 30, 2017, with a corresponding expense recognized in Write-downs, reserves and project opening costs, net of recoveries in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income.
For six years following the transition, we are also required to make ongoing payments to NV Energy for non-bypassable rate charges, which primarily relate to each entity's share of NV Energy's portfolio of renewable energy contracts and the costs of decommissioning and remediation of coal-fired power plants. The portion of fees attributable to CGPH properties is estimated to be $9.7 million, with an estimated present value of $7.9 million. We expect to record a liability at the Cease-Use Date representing an estimate of the present value of the non-bypassable rate charges on the effective date of the transition.
Planet Hollywood Energy Services Agreement
Planet Hollywood's predecessor entered into an Energy Services Agreement ("ESA") with Northwind Aladdin, LLC ("Northwind") on September 24, 1998, subject to five subsequent amendments. Under the terms of the amended ESA, Northwind is required to provide chilled water, hot water and emergency power to Planet Hollywood from a central utility plant for a term that expires February 29, 2020. As of September 30, 2017, Planet Hollywood had future minimum commitments and contingencies of $2.7 million related to the amended ESA.

Insurance Accruals
CGPH's properties are insured for workers' compensation, property, general liability and other insurance coverage through Caesars Entertainment. See Note 14 — Related Party Transactions for additional information.
Entertainment Commitments
In July 2013, Planet Hollywood entered into a performance agreement with Britney Spears pursuant to which Ms. Spears agreed to perform at The AXIS starting in December 2013. The original performance agreement ran through the end of 2015. In September 2015, Planet Hollywood and Ms. Spears entered into a new performance agreement pursuant to which Ms. Spears agreed to continue to perform at The AXIS through December 2017. In November 2015, Planet Hollywood finalized its performance agreement with Jennifer Lopez pursuant to which Ms. Lopez agreed to perform at The AXIS starting in January 2016. The performance agreements with Ms. Spears and Ms. Lopez contain customary representations, warranties, covenants and agreements and exclusivity and non-compete provisions for similar transactions. As of September 30, 2017, CGPH's future commitments aggregate to approximately $19.0 million.
Management Fees to Related Party
See Note 14 — Related Party Transactions for discussion of management fees to related party.
Uncertainties
Since 2009, Harrah's New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2013. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. As a result of these audits, Harrah's New Orleans had accrued $6.7 million and $5.6 million, respectively, at September 30, 2017 and December 31, 2016.
Note 13 — Supplemental Cash Flow Information
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Consolidated Condensed Balance Sheets that sum amounts reported in our Consolidated Condensed Statements of Cash Flows.

(In millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$249.4	$164.6
Restricted cash - short-term	2.7	2.6
Total cash, cash equivalents and restricted cash	$252.1	$167.2
Restricted cash is further described in Note 7 — Financial Instruments.
Changes in Working Capital Accounts
The net change in cash and cash equivalents due to the changes in working capital accounts were as follows:

	Nine Months Ended September 30,
(In millions)	2017	2016
Receivables	$(16.0)	$(7.3)
Prepayments and other current assets	0.6	0.8
Accounts payable	(3.0)	(2.5)
Payables to related parties	23.7	2.9
Accrued expenses and interest payable	20.6	21.3
Net change in working capital accounts	$25.9	$15.2
Cash paid for interest for the nine months ended September 30, 2017 and 2016 was $91.5 million and $103.0 million, respectively.
Significant non-cash investing activities include construction payable included in Accounts payable in the Consolidated Condensed Balance Sheets of $10.6 million and $2.4 million, respectively, which remained unpaid as of September 30, 2017 and 2016 related to purchases classified as Land, property and equipment, net.
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
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the "Omnibus Agreement"), which granted licenses to the Members and certain of their affiliates in connection with the formation of CES. During the three and nine months ended September 30, 2017, CGPH's investment in CES decreased by $0.5 million and $1.5 million, respectively, due to the allocation of depreciation related to assets in the investment. Pursuant to capital calls during the nine months ended September 30, 2016, CGPH contributed an additional $2.6 million to CES. During the three and nine months ended September 30, 2016, CGPH's investment in CES decreased by $0.5 million and $0.8 million, respectively, due to the allocation of depreciation related to assets in the investment. On October 1, 2014 and January 1, 2015, the Members transitioned certain executives and employees to CES and the services of such employees were available as part of CES's provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
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
CES granted to the properties owned or controlled by the Members, and their respective affiliates, non-exclusive licenses to the Enterprise Assets. CES granted to CEOC, CLC, CWI, CGPH and the properties owned or controlled by the Members' licenses to any intellectual property that CES develops or acquires in the future that is not a derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC, CWI and CGPH a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
On the Effective Date, the Omnibus Agreement was amended and modified and, as a result of such amendments, the Omnibus Agreement: (i) reflects the ownership of system-wide intellectual property by CES and its subsidiary, CLC, and ownership of property-specific intellectual property by each of New CEOC, CGPH and CERP and their respective subsidiaries; (ii) provides for the licensing of system-wide intellectual property to each of New CEOC, CGPH and CERP and their respective subsidiaries in connection with properties that they own, operate or manage, for so long as any such property is the subject of a property management agreement with an affiliate of CEC; (iii) provides for the licensing of property-specific intellectual property from each of New CEOC, CGPH and CERP and their respective subsidiaries to CES for use in connection with system-wide services and the performance of services by CES; (iv) provides for the licensing of certain CERP-specific intellectual property for use in connection with CERP properties; (v) provides for the perpetual licensing of the Bally's and Harrah's trademarks in connection with Bally's Las Vegas and Harrah's New Orleans; (vi) provides for the perpetual licensing of certain system-wide intellectual property that is used primarily at CGPH managed properties; and (vii) provides for the licensing of the Caesars trademark as part of the corporate name of each of New CEOC, CGPH and CERP and their respective subsidiaries. The Omnibus Agreement further provides for the provision of centralized services provided by CES.
Allocated General Corporate Expenses
The Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income reflects an allocation of both expenses incurred in connection with our shared services agreements and directly billed expenses incurred through Caesars Entertainment and CES. We recorded allocated general corporate expenses and directly billed expenses totaling $34.7 million and $106.2 million, respectively, for the three and nine months ended September 30, 2017 and $33.9 million and $97.5 million, respectively, for the three and nine months ended September 30, 2016. The net payable balances for allocated and directly billed expenses are recorded in Payables to related parties in the Consolidated Condensed Balance Sheets.
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
Management Fees
Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell Management Fees
Harrah's New Orleans Management Company, The Quad Manager, LLC, Bally's Las Vegas Manager, LLC and Cromwell Manager, LLC (collectively, the "Property Managers" and individually, a "Property Manager") are wholly-owned indirect subsidiaries of CEOC, and prior to the assignment of each respective management agreement to CES as of October 1, 2014, managed the operations of Harrah's New Orleans, The LINQ Hotel & Casino, Bally's Las Vegas and The Cromwell. Fees paid to the Property Managers for such services include a base management fee calculated at 2.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 5.0% of EBITDA less the base management fee. For the three months ended September 30, 2017 and 2016, the fees were $7.5 million and $6.9 million, respectively, and for the nine months ended September 30, 2017 and 2016, the fees were $22.9 million and $21.6 million, respectively. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income. As of September 30, 2017 and December 31, 2016, the payable balance related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.4 million and $1.0 million, respectively.
In May 2014, CGPH purchased a 50% interest in the management fee revenues of the Property Managers for $138.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. The prepaid asset will be amortized over 15 years, which represents the term of the related management contracts. During both of the three months ended September 30, 2017 and 2016, the Company recorded amortization in the amount of $2.3 million and during both of the nine months ended September 30, 2017 and 2016, the Company recorded amortization in the amount of $6.9 million, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income. Additionally, during the three months ended September 30, 2017 and 2016, the Company received 50% of the management fees paid in the amount of $3.8 million and $3.5 million, respectively, and during the nine months ended September 30, 2017 and 2016, the Company received $11.5 million and $10.8 million, respectively, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income.
Planet Hollywood Management Fees
PHW Manager, LLC ("PHW Manager") is a wholly-owned subsidiary of CEOC, and prior to the assignment of the management agreement to CES as of October 1, 2014, managed the operations of Planet Hollywood. Fees paid to PHW Manager for such services include a base management fee calculated at 3.0% of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated at 4.5% of EBITDA less the base management fee. For the three months ended September 30, 2017 and 2016, the fees were $6.2 million and $5.9 million, respectively, and for both of the nine months ended September 30, 2017 and 2016, the fees were $17.6 million. These fees were included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income. As of September 30, 2017 and December 31, 2016, the payable balances related to these fees and recorded in Payables to related parties in the Consolidated Condensed Balance Sheets were $1.2 million and $0.8 million, respectively.
On October 21, 2013, CGP LLC purchased a 50% interest in the management fee revenues of PHW Manager for $70.0 million, recognized as a long-term prepaid asset included in Prepaid management fees to related parties in the Consolidated Condensed Balance Sheets. On May 5, 2014, CGP LLC contributed the equity interests of PHWLV, LLC and the 50% interest in the management fee revenues of PHW Manager to CGPH. The prepaid asset will be amortized over 35 years, which represents the term of the related management contract starting in October 2013. During both of the three months ended September 30, 2017 and 2016, the Company recorded amortization in the amount of $0.5 million and during both of the nine months ended September 30, 2017 and 2016, the Company recorded amortization in the amount of $1.5 million, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income. Additionally, for the three months ended September 30, 2017 and 2016, the Company received 50% of the Planet Hollywood management fee paid in the amount of $3.1 million and $2.9 million, respectively, and during both of the nine months ended September 30, 2017 and 2016, the Company received $8.8 million, which is included in Management fees to related parties in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income.

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
Employee Benefit Plans
Caesars Entertainment maintains a defined contribution savings and retirement plan in which certain employees of the Company may participate. The plan, among other things, provides for pre-tax and after-tax contributions by employees. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings, provided that participants who are designated as highly compensated will have their contributions limited to ensure the plan does not discriminate in their favor. Caesars Entertainment maintains an employer match of up to $600 per year. The Company's reimbursement for Caesars Entertainment's contribution expense was $0.1 million and $0.2 million, respectively, for the three months ended September 30, 2017 and 2016, and $1.6 million and $1.7 million, respectively, for the nine months ended September 30, 2017 and 2016.
Caesars Entertainment also maintains deferred compensation plans, stock-option plans and an executive supplemental savings plan under which certain employees of CGPH may defer a portion of their compensation. The expenses charged by Caesars Entertainment to CGPH are included in Property, general, administrative and other in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income.
Multiemployer Benefit Plans
Certain employees of the Company are covered by union sponsored, collectively bargained, health and welfare multiemployer benefit plans. The Company's reimbursement for Caesars Entertainment's contributions and charges for these plans was $8.5 million and $8.9 million, respectively, for the three months ended September 30, 2017 and 2016, and $25.7 million and $26.5 million, respectively, for the nine months ended September 30, 2017 and 2016. These expenses were included in Property, general, administrative and other in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income.
Equity Incentive Awards
Caesars Entertainment maintains equity incentive award plans in which employees of CGPH may participate. Caesars Entertainment allocates an appropriate amount of cost for these awards to each subsidiary where employees participate. For the three and nine months ended September 30, 2017, allocations were $0.9 million and $3.0 million, respectively. For the three and nine months ended September 30, 2016, allocations were $1.1 million and $4.1 million, respectively.
Lease Agreements
On April 25, 2011, The LINQ Hotel & Casino entered into an agreement pursuant to which it will lease a land parcel from Caesars LINQ LLC ("The LINQ"), an indirect wholly-owned subsidiary of Caesars Entertainment, under an operating lease with an expiration date of April 25, 2026. The land parcel is utilized by The LINQ Hotel & Casino for gaming and other space. Pursuant to the terms of the agreement, The LINQ Hotel & Casino is required to pay The LINQ rent of approximately $1.3 million per month beginning on January 1, 2014, totaling $3.8 million for both of the three months ended September 30, 2017 and 2016 and $11.3 million for both of the nine months ended September 30, 2017 and 2016.
Bally's Las Vegas leases land to JGB Vegas Retail Lessee, LLC ("JGB Lessee") under a ground lease that includes annual base rent payments with annual escalations as well as an annual percentage of revenue payable should JGB Lessee revenues exceed a breakpoint as defined in the lease agreement, which is paid on a monthly basis. Rental payments began in February 2015. GB Investor, LLC, a wholly-owned subsidiary of Caesars Entertainment, has an approximate 10% ownership interest in JGB Lessee. Monthly revenues of $0.4 million from the ground lease are currently being recognized straight-line over the term of the lease starting in December 2013 upon transfer of rights to the property through February 2035 and are included in Other revenue in the Consolidated Condensed Statements of Operations and Comprehensive (Loss)/Income.
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
The tables below present the consolidating condensed financial information as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.
In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying unaudited financial information based on Rule 3-10 of the SEC's Regulation S-X. Management does not believe that separate financial statements of the guarantor subsidiaries are material to our investors.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED BALANCE SHEET
SEPTEMBER 30, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Consolidating / Eliminating Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$182.4	$—	$67.0	$—	$249.4
Receivables, net of allowance for doubtful accounts	—	—	60.3	—	60.3
Restricted cash	—	—	2.7	—	2.7
Prepayments and other current assets	1.6	—	26.2	—	27.8
Total current assets	184.0	—	156.2	—	340.2
Land, property and equipment, net	0.9	—	2,178.1	—	2,179.0
Investment in CES	27.6	—	—	—	27.6
Investment in subsidiaries	2,982.9	—	—	(2,982.9)	—
Goodwill	—	—	214.1	—	214.1
Intangible assets other than goodwill, net	—	—	68.2	—	68.2
Prepaid management fees to related parties	—	—	168.8	—	168.8
Deferred charges and other	1.6	—	37.7	—	39.3
Total assets	$3,197.0	$—	$2,823.1	$(2,982.9)	$3,037.2

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$0.9	$—	$24.1	$—	$25.0
Payables to related parties	42.3	—	3.5	—	45.8
Accrued expenses	1.4	—	120.6	—	122.0
Accrued interest payable	26.7	26.4	0.2	(26.4)	26.9
Current portion of long-term debt	13.2	—	0.4	—	13.6
Total current liabilities	84.5	26.4	148.8	(26.4)	233.3
Long-term debt	1,939.6	675.0	12.9	(675.0)	1,952.5
Deferred credits and other	9.6	—	1.3	—	10.9
Total liabilities	2,033.7	701.4	163.0	(701.4)	2,196.7
Stockholder's equity
Additional paid-in capital	1,359.5	(701.4)	2,559.0	(1,857.6)	1,359.5
(Accumulated deficit)/retained earnings	(196.2)	—	101.1	(423.9)	(519.0)
Total stockholder's equity	1,163.3	(701.4)	2,660.1	(2,281.5)	840.5
Total liabilities and stockholder's equity	$3,197.0	$—	$2,823.1	$(2,982.9)	$3,037.2

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$178.5	$—	$178.5
Food and beverage	—	—	58.4	—	58.4
Rooms	—	—	93.8	—	93.8
Other	—	—	57.5	—	57.5
Less: casino promotional allowances	—	—	(45.3)	—	(45.3)
Net revenues	—	—	342.9	—	342.9
Operating expenses
Direct
Casino	—	—	87.1	—	87.1
Food and beverage	—	—	27.6	—	27.6
Rooms	—	—	24.6	—	24.6
Property, general, administrative and other	6.7	—	96.7	—	103.4
Management fees to related parties	—	—	9.6	—	9.6
Write-downs, reserves and project opening costs, net of recoveries	10.4	—	0.4	—	10.8
Depreciation and amortization	0.6	—	57.4	—	58.0
Total operating expenses	17.7	—	303.4	—	321.1
(Loss)/income from operations	(17.7)	—	39.5	—	21.8
Interest expense, net of interest capitalized	(32.7)	—	(0.1)	—	(32.8)
Interest income	0.2	—	0.1	—	0.3
Net (loss)/income before income on interests in subsidiaries	(50.2)	—	39.5	—	(10.7)
Income on interests in subsidiaries	39.5	—	—	(39.5)	—
Net (loss)/income	(10.7)	—	39.5	(39.5)	(10.7)
Other comprehensive income	—	—	—	—	—
Total comprehensive (loss)/income	$(10.7)	$—	$39.5	$(39.5)	$(10.7)

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)(2)	Consolidating / Eliminating Adjustments	Total (1)
Revenues
Casino	$—	$—	$168.2	$—	$168.2
Food and beverage	—	—	60.1	—	60.1
Rooms	—	—	90.2	—	90.2
Other	—	—	53.2	—	53.2
Less: casino promotional allowances	—	—	(43.3)	—	(43.3)
Net revenues	—	—	328.4	—	328.4
Operating expenses
Direct
Casino	—	—	83.4	—	83.4
Food and beverage	—	—	28.6	—	28.6
Rooms	—	—	24.9	—	24.9
Property, general, administrative and other	6.1	—	95.3	—	101.4
Management fees to related parties	—	—	9.2	—	9.2
Write-downs, reserves and project opening costs, net of recoveries	0.1	—	(0.1)	—	—
Depreciation and amortization	—	—	39.2	—	39.2
Total operating expenses	6.2	—	280.5	—	286.7
(Loss)/income from operations	(6.2)	—	47.9	—	41.7
Interest expense, net of interest capitalized	(36.3)	—	(5.3)	—	(41.6)
Net (loss)/income before income on interests in subsidiaries	(42.5)	—	42.6	—	0.1
Income on interests in subsidiaries	42.6	—	—	(42.6)	—
Net income	0.1	—	42.6	(42.6)	0.1
Other comprehensive income	—	—	—	—	—
Total comprehensive income	$0.1	$—	$42.6	$(42.6)	$0.1
_________________________

(1)
For the three months ended September 30, 2016, $1.7 million was reclassified from Food and beverage revenues to Other revenues in order to align with our 2017 reporting presentation. See Basis of Presentation in Note 1 — Description of Business and Basis of Presentation.

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Consolidating / Eliminating Adjustments	Total
Revenues
Casino	$—	$—	$545.6	$—	$545.6
Food and beverage	—	—	181.3	—	181.3
Rooms	—	—	276.7	—	276.7
Other	—	—	161.5	—	161.5
Less: casino promotional allowances	—	—	(137.4)	—	(137.4)
Net revenues	—	—	1,027.7	—	1,027.7
Operating expenses
Direct
Casino	—	—	266.0	—	266.0
Food and beverage	—	—	85.3	—	85.3
Rooms	—	—	71.5	—	71.5
Property, general, administrative and other	21.1	—	277.7	—	298.8
Management fees to related parties	—	—	28.6	—	28.6
Write-downs, reserves and project opening costs, net of recoveries	10.4	—	15.0	—	25.4
Depreciation and amortization	1.6	—	128.8	—	130.4
Total operating expenses	33.1	—	872.9	—	906.0
(Loss)/income from operations	(33.1)	—	154.8	—	121.7
Interest expense, net of interest capitalized	(104.4)	—	(8.7)	—	(113.1)
Interest income	0.2	—	0.9	—	1.1
Loss on extinguishment of debt	(1.0)	—	(3.6)	—	(4.6)
Other income, net	—	—	1.0	—	1.0
Net (loss)/income before income on interests in subsidiaries	(138.3)	—	144.4	—	6.1
Income on interests in subsidiaries	144.4	—	—	(144.4)	—
Net income	6.1	—	144.4	(144.4)	6.1
Other comprehensive income	—	—	—	—	—
Total comprehensive income	$6.1	$—	$144.4	$(144.4)	$6.1

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)(2)	Consolidating / Eliminating Adjustments	Total (1)
Revenues
Casino	$—	$—	$527.0	$—	$527.0
Food and beverage	—	—	186.6	—	186.6
Rooms	—	—	274.4	—	274.4
Other	—	—	150.8	—	150.8
Less: casino promotional allowances	—	—	(139.9)	—	(139.9)
Net revenues	—	—	998.9	—	998.9
Operating expenses
Direct
Casino	—	—	260.6	—	260.6
Food and beverage	—	—	86.6	—	86.6
Rooms	—	—	71.1	—	71.1
Property, general, administrative and other	18.6	—	273.1	—	291.7
Management fees to related parties	—	—	28.0	—	28.0
Write-downs, reserves and project opening costs, net of recoveries	0.1	—	0.5	—	0.6
Depreciation and amortization	—	—	104.8	—	104.8
Total operating expenses	18.7	—	824.7	—	843.4
(Loss)/income from operations	(18.7)	—	174.2	—	155.5
Interest expense, net of interest capitalized	(109.5)	—	(17.2)	—	(126.7)
Net (loss)/income before income on interests in subsidiaries	(128.2)	—	157.0	—	28.8
Income on interests in subsidiaries	157.0	—	—	(157.0)	—
Net income	28.8	—	157.0	(157.0)	28.8
Other comprehensive income	—	—	—	—	—
Total comprehensive income	$28.8	$—	$157.0	$(157.0)	$28.8
_________________________

(1)
For the nine months ended September 30, 2016, $5.1 million was reclassified from Food and beverage revenues to Other revenues in order to align with our 2017 reporting presentation. See Basis of Presentation in Note 1 — Description of Business and Basis of Presentation.

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

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors	Consolidating / Eliminating Adjustments	Total
Cash flows (used in)/provided by operating activities	$(58.3)	$—	$272.0	$(17.3)	$196.4
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(0.9)	—	(100.7)	—	(101.6)
Cash flows used in investing activities	(0.9)	—	(100.7)	—	(101.6)
Cash flows from financing activities
Proceeds from issuance of long-term debt	226.0	—	—	—	226.0
Debt issuance costs and fees	(3.7)	—	—	—	(3.7)
Repayments under lending agreements	(60.5)	—	(171.7)	—	(232.2)
Transactions with parents and affiliates	—	—	(17.3)	17.3	—
Cash flows provided by/(used in) financing activities	161.8	—	(189.0)	17.3	(9.9)
Net increase/(decrease) in cash, cash equivalents and restricted cash	102.6	—	(17.7)	—	84.9
Cash, cash equivalents and restricted cash, beginning of period	79.8	—	87.4	—	167.2
Cash, cash equivalents and restricted cash, end of period	$182.4	$—	$69.7	$—	$252.1

CAESARS GROWTH PROPERTIES HOLDINGS, LLC
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(In millions)

	Parent Company	Subsidiary Issuer	Subsidiary Guarantors (1)(2)	Consolidating / Eliminating Adjustments	Total (1)
Cash flows provided by operating activities	$117.5	$—	$266.3	$(218.4)	$165.4
Cash flows from investing activities
Land, buildings and equipment additions, net of change in construction payables	(0.1)	—	(42.5)	—	(42.6)
Additional investment in CES	(2.6)	—	—	—	(2.6)
Cash flows used in investing activities	(2.7)	—	(42.5)	—	(45.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	15.0	—	—	—	15.0
Repayments under lending agreements	(68.9)	—	(5.1)	—	(74.0)
Transactions with parents and affiliates	—	—	(218.4)	218.4	—
Cash flows used in financing activities	(53.9)	—	(223.5)	218.4	(59.0)
Net increase in cash, cash equivalents and restricted cash	60.9	—	0.3	—	61.2
Cash, cash equivalents and restricted cash, beginning of period	21.0	—	79.7	—	100.7
Cash, cash equivalents and restricted cash, end of period	$81.9	$—	$80.0	$—	$161.9
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

Note 16 — Subsequent Events
CAC and CEC Merger
On December 21, 2014, CAC and CEC entered into an Agreement and Plan of Merger, pursuant to which, among other things, CAC will merge with and into CEC, with CEC as the surviving company. CAC and CEC entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, as amended by the First Amendment to the Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2017 (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, on October 6, 2017, CAC completed the merger with and into CEC, with CEC as the surviving company (the "Merger"). As a result, from and after October 6, 2017, CGPH is a wholly-owned subsidiary of CEC.
CGPH and CERP Merger
After obtaining all required regulatory approvals, CERP will merge with and into CGPH, with CGPH as the surviving entity, to be renamed to Caesars Resort Collection, LLC.
CGPH and CERP Financing Transactions
On October 16, 2017, CRC Escrow Issuer, LLC and CRC Finco, Inc., two wholly-owned, indirect subsidiaries of CEC, issued $1.7 billion aggregate principal amount of senior notes due 2025 and with an interest rate of 5.25%, which may be redeemed by CRC under certain circumstances. The gross proceeds of the CRC Notes will be held in escrow until the date certain escrow conditions are satisfied, including obtaining regulatory approvals and the completion of the CRC Merger, whereby CRC will become a co-issuer of the CRC Notes. If the escrow conditions are not satisfied, the CRC Notes are subject to a special mandatory redemption.
CRC also plans to enter into new senior secured credit facilities, comprised of (i) a $1.0 billion senior secured revolving credit facility maturing in 2022 and bearing interest at LIBOR plus 2.25% and (ii) a $4.7 billion senior secured term loan credit facility maturing in 2024 and bearing interest at LIBOR plus 2.75%.
Once the funds are released pending final regulatory approvals, we will use the net proceeds of the CRC Notes and the CRC Term Loan Facility, as well as available cash and borrowings under the CRC Revolving Credit Facility, to repay substantially all outstanding debt of CERP and CGPH. The CRC Term Loan Facility will incur fees at a rate of 1.375% beginning in November 2017, increasing to 2.75% beginning in January 2018 (if applicable) until the funds are released from escrow.
We expect to incur a loss on extinguishment in the fourth quarter of 2017 due to the write-off of aggregate unamortized discounts and deferred finance charges of approximately $33.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Basis of Presentation and Discussion
Caesars Growth Properties Holdings, LLC ("CGPH," the "Borrower," the "Company," "we," "us" and "our") is an indirect, wholly-owned subsidiary of Caesars Growth Partners, LLC ("CGP LLC"), which was a joint venture between Caesars Acquisition Company ("CAC"), a Delaware corporation, and Caesars Entertainment Corporation ("CEC" or "Caesars Entertainment"). On October 6, 2017, CAC merged with and into CEC, with CEC as the surviving company. As a result, from and after October 6, 2017, CGPH is a wholly-owned subsidiary of CEC. See Note 16 — Subsequent Events of the Consolidated Condensed Financial Statements in this report.
CGPH's properties include The Cromwell, The LINQ Hotel & Casino, Bally's Las Vegas and Harrah's New Orleans (the "May 2014 Acquisitions"), and Planet Hollywood Resort and Casino ("Planet Hollywood").
Operating Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2017	2016	Change	2017	2016	Change
Net revenues	$342.9	$328.4	$14.5	$1,027.7	$998.9	$28.8
Income from operations	21.8	41.7	(19.9)	121.7	155.5	(33.8)
Net (loss)/income	(10.7)	0.1	(10.8)	6.1	28.8	(22.7)
Adjusted EBITDA(1)	95.1	81.7	13.4	289.1	266.5	22.6
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
Third Quarter 2017 results compared with Third Quarter 2016
Casino Properties and Developments revenues were impacted primarily by the following:

•	Increases in casino revenues due to favorable volume and hold when compared to the prior year at Planet Hollywood and Harrah's New Orleans; and

•	Increase in other revenues due to additional revenue from the valet and self-parking fees that were fully implemented in Las Vegas in April 2017.
Net revenues for the three months ended September 30, 2017 increased by $14.5 million, or 4.4%, when compared with the same period in 2016. Total trips increased by approximately 4.7% during the three months ended September 30, 2017 when compared to the same period in 2016. Gross casino hold was 12.1% for both of the three months ended September 30, 2017 and 2016. Cash average daily room rates for the three months ended September 30, 2017 increased to $133, or 3.1%, when compared to $129 for the same period in 2016. Average daily occupancy was 96.7% for the three months ended September 30, 2017 and 95.5% for the same period in 2016. Revenue per available room ("RevPar") for the three months ended September 30, 2017 and 2016 was $125 and $120, respectively, or an increase of 4.2%.
Income from operations for the three months ended September 30, 2017 decreased by $19.9 million, or 47.7%, when compared with the same period in 2016, and Net (loss)/income for the three months ended September 30, 2017 decreased by $10.8 million, when compared with the same period in 2016. The decrease in income from operations was primarily due to an increase in depreciation expense resulting from the acceleration of depreciation and asset write-downs for assets that will be replaced as a result of ongoing renovations at Bally's Las Vegas as well as exit fees payable to NV Energy (see Note 12 — Litigation, Contractual Commitments and Contingent Liabilities of the Consolidated Condensed Financial Statements in this report). Adjusted EBITDA for the three months ended September 30, 2017 increased by $13.4 million, or 16.4%, when compared with the same period in 2016 primarily due to the income impact of increased revenues.
Nine months ended September 30, 2017 results compared with September 30, 2016
Casino Properties and Developments revenues were impacted primarily by the following:

•
Increases in casino revenues due to increases in gaming volume at all casino properties as well as increases in gross casino hold at Harrah's New Orleans and Planet Hollywood when compared to the prior year;

•	Increase in other revenues due to additional revenue from the valet and self-parking fees that were fully implemented in Las Vegas in April 2017; and

•	These increases were partially offset by lower food and beverage revenues at Planet Hollywood due to ongoing renovations.
Net revenues for the nine months ended September 30, 2017 increased by $28.8 million, or 2.9%, when compared with the same period in 2016. Total trips increased by 1.8% during the nine months ended September 30, 2017 when compared to the same period in 2016. Gross casino hold increased to 12.0% for the nine months ended September 30, 2017 from 11.9% for the same period in 2016. Cash average daily room rates for the nine months ended September 30, 2017 increased to $136, or 3.0%, when compared to $132 for the same period in 2016. Average daily occupancy was 95.9% for the nine months ended September 30, 2017 and 95.1% for the same period in 2016. RevPar for the nine months ended September 30, 2017 and 2016 was $128 and $122, respectively, or an increase of 4.9%.
Income from operations for the nine months ended September 30, 2017 decreased by $33.8 million, or 21.7%, when compared with the same period in 2016, and Net income for the nine months ended September 30, 2017 decreased by $22.7 million, or 78.8%, when compared with the same period in 2016. The decrease in income from operations was primarily due to an increase in depreciation expense resulting from the acceleration of depreciation and asset write-downs for assets that will be replaced as a result of ongoing renovations at Bally's Las Vegas and Planet Hollywood, as well as demolition costs and exit fees payable to NV Energy (see Note 12 — Litigation, Contractual Commitments and Contingent Liabilities of the Consolidated Condensed Financial Statements in this report). Adjusted EBITDA for the nine months ended September 30, 2017 increased by $22.6 million, or 8.5%, when compared with the same period in 2016 primarily due to the income impact of increased revenues.
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
Other Factors Affecting Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2017	2016	Change	2017	2016	Change
Interest expense, net of interest capitalized	$(32.8)	$(41.6)	$8.8	$(113.1)	$(126.7)	$13.6
Interest income	0.3	—	0.3	1.1	—	1.1
Loss on extinguishment of debt	—	—	—	(4.6)	—	(4.6)
Other income, net	—	—	—	1.0	—	1.0

Interest Expense, Net of Interest Capitalized
The debt agreements captioned below are defined in Note 6 — Debt of the Consolidated Condensed Financial Statements in this report. The table below summarizes our Interest expense, net of interest capitalized as it relates to these agreements:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2017	2016	Change	2017	2016	Change
CGPH Term Loan, Revolving Credit Facility, and 2022 Notes	$(32.7)	$(36.3)	$3.6	$(104.4)	$(109.5)	$5.1
Cromwell Credit Facility	—	(5.2)	5.2	(9.5)	(15.5)	6.0
Other interest (expense)/income, including capitalized interest	(0.1)	(0.1)	—	0.8	(1.7)	2.5
Interest expense, net of interest capitalized	$(32.8)	$(41.6)	$8.8	$(113.1)	$(126.7)	$13.6
Loss on Extinguishment of Debt
Inclusive of the impact of the amendments to the CGPH Term Loan and the loan payoff of the Cromwell Credit Facility in accordance with the Loan Amendment during the second quarter of 2017, loss on extinguishment of debt for the nine months ended September 30, 2017 was $4.6 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net (loss)/income	$(10.7)	$0.1	$6.1	$28.8
Interest expense, net of interest capitalized	32.8	41.6	113.1	126.7
Interest income	(0.3)	—	(1.1)	—
Depreciation and amortization	58.0	39.2	130.4	104.8
EBITDA	79.8	80.9	248.5	260.3
Loss on extinguishment of debt (1)	—	—	4.6	—
Stock-based compensation (2)	0.9	1.1	3.0	4.1
Write-downs, reserves and project opening costs, net of recoveries (3)	10.8	—	25.4	0.6
Other (4)	3.6	(0.3)	7.6	1.5
Adjusted EBITDA	$95.1	$81.7	$289.1	$266.5
_________________________

(1)
Amounts represent the difference between the fair value of consideration paid and the book value, net of deferred financing costs, of debt retired through debt extinguishment transactions, which are capital structure-related, rather than operational-type costs.

(2)	Amounts represent non-cash stock-based compensation expense.

(3)	Amounts primarily represent development costs related to the renovation of Planet Hollywood and contract exit fees.

(4)	Amounts represent other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified, such as acquisition and integration costs and severance expense.
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
Future capital spending and maintenance could require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects would be contingent upon, among other things, negotiation of final agreements and receipt of requisite approvals from the applicable political and regulatory bodies. In addition, we must also comply with covenants and restrictions set forth in our debt instruments, further described in Capital Resources below and in Note 6 — Debt of the Consolidated Condensed Financial Statements in this report.
During the three months ended September 30, 2017 and 2016, capital expenditures net of related payables were $28.3 million and $13.2 million, respectively. Significant capital expenditures net of related payables include $10.0 million and $8.4 million, respectively, for Planet Hollywood during the three months ended September 30, 2017 and 2016 and $9.3 million for Bally's Las Vegas during the three months ended September 30, 2017.
During the nine months ended September 30, 2017 and 2016, capital expenditures net of related payables were $101.6 million and $42.6 million, respectively. Significant capital expenditures net of related payables include $46.5 million and $24.3 million, respectively, for Planet Hollywood during the nine months ended September 30, 2017 and 2016 and $29.0 million for Bally's Las Vegas during the nine months ended September 30, 2017.
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
As of September 30, 2017 and December 31, 2016, we had $1,999.4 million and $2,006.0 million, respectively, of face value of indebtedness outstanding, including capital lease indebtedness. Cash paid for interest for the nine months ended September 30, 2017 and 2016 was $91.5 million and $103.0 million, respectively.
After obtaining all required regulatory approvals, Caesars Entertainment Resort Properties, LLC ("CERP"), a subsidiary of Caesars Entertainment, will merge with and into CGPH, with CGPH as the surviving entity, to be renamed to Caesars Resort Collection, LLC ("CRC") (the "CRC Merger"). Additionally, as described in Note 16 — Subsequent Events of the Consolidated Condensed Financial Statements in this report, on October 16, 2017, CRC Escrow Issuer, LLC and CRC Finco, Inc., two wholly owned subsidiaries of CEC, issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the "CRC Notes"). CRC also plans to enter into new senior secured credit facilities (the "CRC Senior Secured Credit Facilities"), comprised of (i) a $1.0 billion senior secured revolving credit facility maturing in 2022 and bearing interest at LIBOR plus 2.25% (the "CRC Revolving Credit Facility") and (ii) a $4.7 billion senior secured term loan credit facility maturing in 2024 and bearing interest at LIBOR plus 2.75% (the "CRC Term Loan Facility"). Once the funds are released pending final regulatory approvals, we will use the net proceeds of the CRC Notes and the CRC Term Loan Facility, as well as available cash and borrowings under the CRC Revolving Credit Facility, to repay substantially all outstanding debt of CERP and CGPH.
Our cash and cash equivalents, excluding restricted cash, totaled $249.4 million as of September 30, 2017, compared to $164.6 million as of December 31, 2016. Restricted cash totaled $2.7 million and $2.6 million, respectively, as of September 30, 2017 and December 31, 2016 primarily related to Harrah's New Orleans to guarantee workers' compensation payments and for capital replacements required under the Rivergate Development Corporation lease agreement.
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

Capital Resources
The debt agreements included in Capital Resources are defined in Note 6 — Debt of the Consolidated Condensed Financial Statements in this report. The following table presents CGPH's outstanding third-party debt as of September 30, 2017 and December 31, 2016.

	Final	Interest Rates at	Face Value at	Book Value at
(In millions)	Maturity	September 30, 2017	September 30, 2017	September 30, 2017	December 31, 2016
Secured debt
Caesars Growth Properties Holdings Revolving Credit Facility (1)	2019	variable	$—	$—	$—
Caesars Growth Properties Holdings Term Loan (2)	2021	variable	1,311.1	1,289.3	1,119.2
Caesars Growth Properties Holdings Notes	2022	9.375%	675.0	663.5	662.1
Cromwell Credit Facility (3)	N/A	N/A	—	—	167.2
Capital lease obligations	N/A	N/A	—	—	0.1
Unsecured debt
Special Improvement District Bonds	2037	4.30%	13.3	13.3	13.7
Other financing obligations	N/A	N/A	—	—	0.2
Total debt			1,999.4	1,966.1	1,962.5
Current portion of total debt			(13.6)	(13.6)	(12.5)
Long-term debt			$1,985.8	$1,952.5	$1,950.0
_________________________

(1)
Variable interest rate calculated as London Inter-Bank Offered Rate ("LIBOR") plus 3.00%. See Note 16 — Subsequent Events of the Consolidated Condensed Financial Statements in this report for additional information about pending transactions related to CGPH's debt and organizational structure.

(2)
Variable interest rate calculated as LIBOR, subject to a 1.00% floor, plus 3.00%. See Note 16 — Subsequent Events of the Consolidated Condensed Financial Statements in this report for additional information about pending transactions related to CGPH's debt and organizational structure.

(3)	The Cromwell Credit Facility was repaid during the second quarter of 2017.
As described in Note 16 — Subsequent Events of the Consolidated Condensed Financial Statements in this report, on October 16, 2017, CRC Escrow Issuer, LLC and CRC Finco, Inc., two wholly owned subsidiaries of CEC, issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025. CRC also plans to enter into new senior secured credit facilities, comprised of (i) a $1.0 billion senior secured revolving credit facility maturing in 2022 and bearing interest at LIBOR plus 2.25% and (ii) a $4.7 billion senior secured term loan credit facility maturing in 2024 and bearing interest at LIBOR plus 2.75%. Once the funds are released pending final regulatory approvals, we will use the net proceeds of the CRC Notes and the CRC Term Loan Facility, as well as available cash and borrowings under the CRC Revolving Credit Facility, to repay substantially all outstanding debt of CERP and CGPH.
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
As of September 30, 2017, we are in compliance with all affirmative and negative covenants related to our debt instruments.
See Note 6 — Debt and Note 16 — Subsequent Events of the Consolidated Condensed Financial Statements in this report for further details.

Other Obligations and Commitments
The table below summarizes CGPH's debt and related interest obligations as of September 30, 2017.

	Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt payable to third parties, face value	$1,999.4	$3.3	$27.2	$1,282.3	$686.6
Estimated interest payments to third parties (1)	549.5	46.5	251.8	215.1	36.1
Total	$2,548.9	$49.8	$279.0	$1,497.4	$722.7
_________________________

(1)	Estimated interest for variable rate debt included in this table is based on projected rates at September 30, 2017.
Off-Balance Sheet Arrangements
CGPH did not have any off-balance sheet arrangements at September 30, 2017 or December 31, 2016.
Recently Issued Accounting Pronouncements
The information regarding recent accounting pronouncements is included in Note 2 — Recently Issued Accounting Pronouncements of the CGPH Consolidated Condensed Financial Statements in this report.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains or may contain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You should not place undue reliance on such statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements contain words such as "may," "will," "project," "expect," "believe," "anticipate," "could," "would," "estimate," "continue," "present," "seek," or "pursue," or the negative of these words or other words or expressions of similar meaning that may identify forward-looking statements and are found at various places throughout this Form 10-Q. These forward-looking statements, including, without limitation, those relating to future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this Form 10-Q, are based on our current expectations about future events and are estimates reflecting the best judgment of CGPH's management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
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

•	the effects of a default by Caesars Entertainment or Caesars Entertainment Operating Company, Inc. on certain debt obligations;

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

•	the effects of any lawsuits against CAC or CGP LLC related to the May 2014 Acquisitions;

•	the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming industry in particular;

•	the sensitivity of CGPH's business to reductions in discretionary consumer spending;

•	any failure to protect CGPH's trademarks or other intellectual property;

•
the ability to realize improvements in our business and results of operations through our property renovation investments, technology deployments, business process improvement initiatives and other continuous improvement initiatives;

•	the ability to take advantage of opportunities to grow our revenue;

•	the impact of our substantial indebtedness and the restrictions in our debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and same-store or hotel sales;

•
changes in the extensive governmental regulations to which we are subject, and changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines and fines of courts, regulators and governmental bodies;

•	our ability to recoup costs of capital investments through higher revenues;

•	abnormal gaming holds ("gaming hold" is the amount of money that is retained by the casino from wagers by customers);

•
the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses, and operating and market competition, particularly the intense competition CGPH's casino properties face in their respective markets;

•	the potential difficulties in employee retention and recruitment;

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, and building permit issues;

•	litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation;

•
acts of war or terrorist incidents (including the impact of the recent mass shooting in Las Vegas on tourism), severe weather conditions, uprisings or natural disasters, including losses therefrom, losses in revenues and damage to property, and the impact of severe weather conditions on our ability to attract customers to certain of our facilities;

•	the effects of environmental and structural building conditions relating to our properties;

•	a disruption, failure or breach of our network, information systems or other technology, or those of our vendors, on which we are dependent;

•	risks and costs associated with protecting the integrity and security of internal, employee and customer data;

•	access to insurance on reasonable terms for our assets;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Assuming a constant outstanding balance for our variable rate debt, a hypothetical 1% increase in interest rates would increase interest expense for the next twelve months by $13.1 million. At September 30, 2017, the weighted average U.S. Dollar LIBOR rate on our variable rate debt was 1.24%. A hypothetical 1% decrease in interest rates would decrease interest expense for the next twelve months by $3.1 million.
CGPH does not purchase or hold any derivative financial instruments for trading purposes.
As of September 30, 2017, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks with a total capacity of $1,461.0 million. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Controls Over Financial Reporting
During the third quarter of 2017, we implemented new general ledger and accounts payable systems as part of the Company's long-term transformation initiatives aimed to automate and simplify our business processes. In connection with these implementations, we have updated our control activities impacted by the changes. As additional transformation activities occur, we will continue to monitor and evaluate our internal control over financial reporting.
There have not been any other changes in our internal controls over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We have been subject to a number of Noteholder Disputes related to various transactions that Caesars Entertainment Operating Company, Inc. has completed since 2010, as well as certain other litigation. See Note 12 — Litigation, Contractual Commitments and Contingent Liabilities of the Consolidated Condensed Financial Statements in this report for full details of the matters.
Item 1A. Risk Factors.
For risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

* 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

* 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS GROWTH PROPERTIES HOLDINGS, LLC

	By:	Caesars Growth Properties Parent, LLC
its managing member

	By:	Caesars Growth Partners, LLC
its managing member

	By:	Caesars Entertainment Corporation
its managing member

November 1, 2017	By:	/S/ ERIC HESSION
Eric Hession
Executive Vice President and Chief Financial Officer of Caesars Entertainment Corporation, its managing member